Form 10-Q
period 2011-09-30
China Industrial Steel Inc.
filed 2011-11-14
CIK 1510871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

Commission File Number: 333-172135

CHINA INDUSTRIAL STEEL INC.
(Exact name of registrant as specified in its charter)

Maryland	27-1847645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Wall Street, 11th Floor, New York, NY 10005
 (Address of principal executive offices) (Zip Code)

1-646-328-1502
(Registrant’s telephone number, including area code)

____________________________
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 73,542,058 shares of common stock are issued and outstanding as of November 9, 2011.

PART I – FINANCIAL INFORMATION

Forward Looking Statements

This quarterly report contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "CIS" mean China Industrial Steel Inc., unless the context clearly requires otherwise.

ITEM 1.    FINANCIAL STATEMENTS

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN US DOLLARS)
(UNAUDITED)
	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$1,557,347	$4,061,412
Bank notes receivable	4,236,736	1,117,248
Accounts receivables, net	11,967,747	12,109,280
Accounts receivables - related party	11,629,067	17,298,276
Inventories, net	13,375,306	13,178,890
Advances to suppliers	4,035,465	4,658,802
VAT tax recoverable	16,664,040	13,038,920
Advances to related parties	89,522,732	44,536,486
Total Current Assets	152,988,440	109,999,314

Machinery and Equipment, Net	79,954,458	73,804,064
Machinery and Equipment - acquired from related parties, Net	104,431,513	107,891,061
Total Machinery and Equipment, Net	184,385,971	181,695,125

Other Assets:
Restricted cash	7,212,800	1,818,240
Land use rights and buildings under capital leases	5,706,031	5,998,330
Total Other Assets	12,918,831	7,816,570

TOTAL ASSETS	$350,293,242	$299,511,009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Equipment loan payables - related parties	$11,409,940	$11,025,728
Current obligations under capital leases	579,020	529,532
Employee loan payable	-	707,511
Bank loans payable	34,182,400	5,757,760
Bank notes payable	3,136,000	3,030,400
Short term loan payable - related party	-	3,651,632
Accounts payable	40,458,121	43,193,808
Accounts payable - related parties	182,010	4,505,684
Accrued liabilities	2,511,574	4,013,825
Taxes payables	3,120,207	850,247
Advances from customers	11,477,618	22,588,608
Total Current Liabilities	107,056,890	99,854,735

Long Term Liabilities:
Equipment loan payables - related parties	61,828,387	59,746,411
Obligation under capital leases - related parties	6,319,632	6,533,967
Total Long Term Liabilities	68,148,019	66,280,378

TOTAL LIABILITIES	175,204,909	166,135,113

Commitments and Contingencies

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Blank Check Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 980,000,000 authorized, 73,542,058 and 70,962,036 issued and outstanding at September 30, 2011 and December 31, 2010	7,354	7,096
Paid-in capital	16,219,171	12,733,237
Stock to be issued	-	3,175,241
Statutory reserves	6,530,869	6,530,869
Retained earnings	140,579,973	104,388,041
Accumulated other comprehensive income	11,750,966	6,541,412
Total Stockholders' Equity	175,088,333	133,375,896
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$350,293,242	$299,511,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (IN US DOLLARS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Sales to customers	$222,596,275	$109,138,507	$605,634,960	$346,555,066
Sales to related parties	3,359,561	63,151	24,644,993	23,192,390
Total Revenues	225,955,836	109,201,658	630,279,953	369,747,456

Cost of Revenue
Cost of Revenue - other vendors	24,541,195	10,410,375	73,393,963	42,395,614
Cost of Revenue - related parties	177,943,910	92,071,862	508,579,448	302,284,174
Total Cost of Revenue	202,485,105	102,482,237	581,973,411	344,679,788

Gross Profit	23,470,731	6,719,421	48,306,542	25,067,668

Selling and General and Administrative Expenses
Selling and General and Administrative Expenses - other vendors	620,093	805,383	1,479,380	1,352,681
Selling and General and Administrative Expenses - related parties	225,953	249,994	629,402	533,395
Total Selling and General and Administrative Expenses	846,046	1,055,377	2,108,782	1,886,076

Income From Operations	22,624,685	5,664,044	46,197,760	23,181,592

Other Income (Expenses)
Interest income	47,132	1,143	55,675	18,811
Interest expense - bank borrowings	(222,538)	(58,298)	(797,134)	(180,319)
Interest expense - related parties	(1,206,802)	(1,200,681)	(3,405,577)	(3,532,426)
Total Other Income (Expenses)	(1,382,208)	(1,257,836)	(4,147,036)	(3,693,934)

Income from operation before income tax	21,242,477	4,406,208	42,050,724	19,487,658
Provision for income tax	2,887,528	1,642,947	5,858,792	3,682,216
Net Income	$18,354,949	$2,763,261	$36,191,932	$15,805,442

Other Comprehensive Income:
Foreign currency translation gain	2,196,174	1,551,700	5,209,554	2,316,707
Comprehensive Income	$20,551,123	$4,314,961	$41,401,486	$18,122,149

Net Income Per Share
Basic	$0.25	$0.04	$0.49	$0.24
Diluted	$0.25	$0.04	$0.49	$0.24
Weighted Average Shares Outstanding
Basic	73,542,058	64,739,718	73,287,782	64,739,718
Diluted	73,542,058	64,739,718	73,287,782	64,739,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US DOLLARS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011, AND 2010
(UNAUDITED)

	2011	2010

Cash Flows from Operating Activities:
Net Income	$36,191,932	$15,805,442
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Allowance for doubtful accounts receivable	169,458	1,366,220
Reduction in lower of cost or market inventory valuation	-	(1,417,263)
Depreciation	17,487,162	16,055,690
Amortization of land use rights and buildings under capital leases	493,745	469,670
Changes in operating assets and liabilities:
Decrease in accounts receivables	385,528	3,467,723
Decrease (increase) in accounts receivables - related party	6,177,200	(17,304,112)
Increase in bank notes receivable	(3,033,993)	(3,754,915)
Decrease in inventories	258,854	17,593,077
Decrease (increase) in advances to suppliers	773,806	(5,831,357)
Increase in VAT tax recoverable	(3,122,829)	(1,807,122)
Increase in advances to related parties	(42,777,788)	(12,755,626)
Decrease in accounts payable	(5,499,546)	(34,794,780)
(Decrease) increase in accounts payable - related parties	(4,412,958)	3,990,176
(Decrease) increase in accrued liabilities	(1,617,300)	11,813,690
Increase in bank notes payable	-	-
(Decrease) increase in advances from customers	(11,718,295)	5,368,262
Increase (decrease) in taxes payables	2,206,469	(413,832)
Net Cash Used in Operating Activities	(8,038,555)	(2,149,057)

Cash Flows from Investing Activities:
Cash acquired from recapitalization	-	1,278
Capital expenditures	(12,578,737)	(4,762,637)
Net Cash Used in Investing Activities	(12,578,737)	(4,761,359)

Cash Flows from Financing Activities
Proceeds from bank loans	33,665,740	2,839,930
Repayment of bank loans	(5,868,340)	-
Proceeds from stock to be issued	-	1,558,128
Proceeds from stock issued	-	1,909
Payment to obligation under capital lease - related parties	(404,776)	(211,455)
Deposit of restricted cash	(5,250,620)	-
Repayment of employee loans	(721,099)	-
Repayment of short term loan - related party	(3,721,763)	-
Proceeds from private placement	310,951	-
Net Cash Provided by Financing Activities	18,010,093	4,188,512

Effect of Exchange Rate Changes on Cash	103,134	1,069,168
Net Decrease in Cash and Cash Equivalents	(2,504,065)	(1,652,736)
Cash - Beginning of the Period	4,061,412	2,524,530

Cash - End of the Period	$1,557,347	$871,794

Supplemental Cash Flow Information:
Interest Paid	$4,583,018	$549,028
Income taxes	$3,723,192	$2,930,671
Supplemental Schedule of Non-Cash Investing Activities:
Obligation payable to seller of assets acquired	$1,322,789	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Organization and Basis of Presentation

Organizations

China Industrial Steel inc. (“CIS”) was incorporated January 27, 2010 under the laws of the State of Maryland. On February 5, 2010, CIS formed a wholly-owned subsidiary, Northern Steel Inc. (“Northern”), under the laws of the State of Colorado to facilitate the Company’s operations in China.

On July 15, 2010, Northern formed its wholly owned foreign enterprise in Handan City, Hebei Province, China, Nuosen (Handan) Trading Co., Ltd (“Nuosen”), under the laws of China. Nuosen is a management company to manage operations in China.

Handan Hongri Metallurgy Co., Ltd. (“Hongri”) is a Chinese company located at Handan City, Hebei Province, China. Hongri was incorporated under the Chinese laws on March 7, 2007 with registered capital of Reminbi (“RMB”) 90,489,999 (approximately $12 million US dollars). Hongri is primarily engaged in the business of manufacturing and selling steel plate, steel bars and steel billets for domestic customers.

Hebei Wu’an Yuanbaoshan Industry Group Co., Ltd (“YBS Group”) is an enterprise incorporated and existing within the territory of China. YBS Group owns 70% equity interest of Hongri.

Fakei Investment (Hong Kong) Ltd (“Fakei”) is an enterprise incorporated in Hong Kong. Fakei owns 30% equity interest of Hongri.

On August 1, 2010, CIS, through Northern and its wholly owned foreign enterprise, Nuosen, entered into Entrusted Management Agreement, Exclusive Option Agreement, and Covenants Agreement (collectively, the “Entrusted Agreements”) with Hongri and shareholders of Hongri, YBS Group and Fakei. The effect of the Entrusted Agreements is to cede control of management and economic benefits of Hongri to Nuosen. As a consideration, CIS issued 44,083,529 restricted shares of its common stock, par value $0.0001, to Karen Prudente, a nominee and trustee for the shareholders of YBS Group entering into the Entrusted Agreements with Nuosen. CIS also issued 17,493,463 restricted shares of its common stock to the shareholders of Fakei in consideration for Fakei entering into the Entrusted Management Agreement with Nuosen.

The Entrusted Agreements empower CIS, through Northern and Nuosen, with the ability to control and substantially influence Hongri’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. As a result of these entrusted agreements, which obligates CIS to absorb losses of Hongri that could potentially be significant to Hongri and give CIS the right to receive benefits from Hongri that could potentially be significant to Hongri and because CIS has the power to direct the activities of Hongri that most significantly impact Hongri’s economic performance, CIS, through its wholly-owned subsidiaries, is deemed to be the primary beneficiary of and have a controlling interest in Hongri  as a Variable Interest Entity (“VIE”) under ASC 810-10-05-8A. Accordingly, CIS consolidates Hongri’s operating results, assets and liabilities.

On August 10, 2010, Mr. Liu Shenghong, our Chairman of Board of Directors and one of the shareholders of YBS Group and several other shareholders of YBS Group (each of them, a “Purchaser”) have entered into call option agreements, (collectively, the “Call Option Agreements”), with our major shareholder, Karen Prudente, pursuant to which they are entitled to purchase up to 100% of the issued and outstanding shares of Karen Prudente at a price of $0.0001 per 100 shares for a period of five years as outlined in the Call Option Agreements: the Option may be exercised, in whole or in part, in accordance with the following schedule: 34% of the Option Shares subject to the Option shall vest and become exercisable on January 1, 2012; 33% of the Option Shares subject to the Option shall vest and become exercisable on January 1, 2013 and 33% of the Option Shares subject to the Option shall vest and become exercisable on January 1, 2014.

According to the above mentioned Call Option Agreements, Karen Prudente would transfer all restricted shares of our common stock that she received to the shareholders of YBS Group subject to the terms and conditions thereunder and entrust the shareholders of YBS Group with her voting rights in the Company. For accounting purposes, the above transactions were accounted for in a manner similar to a reverse merger or recapitalization, since the former equity shareholders of Hongri now effectively own a majority of CIS’ common stock immediately following the transactions. Consequently, the assets and liabilities and historical operations reflected in the consolidated financial statements prior to the transactions are those of Hongri and are recorded at the historical cost of Hongri, and the consolidated financial statements after completion of the transactions include the assets and liabilities of CIS, Northern, Nuosen, and Hongri (collectively, CIS or the “Company”), historical operations of Hongri, and operations of CIS, Northern, Nuosen and Hongri from the date of the transaction.

CIS through Hongri, its operating company in China, produces and sells steel plates, steel bars and steel billets. The Company currently operates four production lines with an aggregate production capacity of 2.3 million metric tons of steel per year from its headquarters on approximately 1,000 acres in Handan City, Hebei Province, China. Most of the Company’s products are domestically sold in China.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in order to present the financial position and results of operations in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in U.S. dollars. The consolidated financial statements include the historical operations of Hongri.

The unaudited condensed consolidated financial statements as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 were prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2011 and the results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010. Certain information and footnote disclosures normally included in the consolidated financial statements, in accordance with U.S. generally accepted accounting principles (GAAP), have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010.  The operating results for the three and nine month period ended September 30, 2011 is not necessarily indicative of the results to be expected for the full year.

2.  Summary of Significant Accounting Policies

Use of Estimates

In preparing the unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates, required by management, include bad debt allowance, recoverability of long-lived assets, the valuation of inventories and valuation of warrants.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, bank notes receivable, accounts receivable, net, advances to suppliers, VAT tax recoverable, advance to related parties, current portion of equipment loan payables and accrued interest – related parties, employee loan and accrued interest payable, bank notes payable, accounts payable, accrued liabilities, VAT and other tax payables, advances from customers, and accounts payable - related parties.  The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to their short-term maturity or by comparison to other instruments with similar terms.

Accounts Receivable

Accounts receivable consists of balances due from customers for the sale of the Company’s steel products. Accounts receivable is recorded at the net realizable value consisting of the carrying amount less an allowance for uncollectible amounts.

The Company estimates the valuation allowance for anticipated uncollectible receivable balances after taking into consideration industry experience, the current economic climate and facts and circumstances specific to the applicable customer. When facts subsequently become available to indicate that the amount provided as the allowance needs to be modified, an adjustment in the current period is made.

Inventories

Inventories are stated at the lower of cost, as determined on a weighted average basis or market. Costs of inventories include the purchase price and related manufacturing costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost and also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

Advances to Suppliers and Related Parties

In order to ensure a steady supply of raw materials, the Company is required from time to time to make cash advances when placing its purchase orders. Management regularly evaluates the balance of advances and will make a reserve if necessary.

Machinery and Equipment and Construction In Progress

Machinery and equipment are stated at cost less accumulated depreciation. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. The estimated useful lives for significant machinery and equipment are as follows:

Machinery and equipment	10 years
Auxiliary facilities	10 years
Transportation equipment	5 years
Office equipment	3 - 5 years
Electronic equipment	3 - 5 years

Repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Construction in progress includes direct costs of construction or acquisition of equipment and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for its intended use.

Advances from Customers

Customer advances consist of amounts received from customers relating to the sales of the Company’s steel products. The Company recognizes these funds as a current liability until the revenue can be recognized.

Revenue Recognition

Revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied by the Company at the time of delivery for sales, which is the point when risk of loss and title passes to the customer. Revenue is reported net of all value added taxes. The Company does not routinely permit customers to return products and historically, customer returns have been immaterial.

Foreign Currency Translation

The Company’s financial information is presented in U.S. dollars. The functional currency of our US parent company and US subsidiaries is the US dollar. The functional currency of the Company’s subsidiaries in the PRC is the RMB, the currency of the PRC. Subsidiary transactions, which are denominated in currencies other than RMB, are translated into RMB at the exchange rate quoted by the People’s Bank of China prevailing at the dates of the transactions. Exchange gains and losses resulting from transactions denominated in a currency other than the RMB are included in statements of income as foreign currency transaction gain or loss. The consolidated financial statements of the Company have been translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. The financial information is first prepared in RMB and then is translated into U.S. dollars at period-end exchange rates for assets and liabilities and average exchange rates for revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December, 31
	2011	2010	2011	2010	2010
RMB/US$ exchange rate at period end	0.1568	0.1495	0.1568	0.1495	0.1515

Average RMB/US$ exchange rate for the period	0.1558	0.1478	0.1544	0.1468	0.1477

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Value Added Tax

The Provisional Regulations of the People’s Republic of China Concerning Value Added Tax (“VAT”) promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the People’s Republic of China concerning Value Added Tax, VAT is imposed on goods sold or imported into the PRC and on processing, repair and replacement services provided within the PRC.

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold but excluding any amount paid in respect of VAT included in the price.  Certain offshore and overseas sales are not subject to VAT tax.

The Company reports revenues and costs net of the PRC’s value added tax for all periods presented in the statements of operations.

Net Income Per Share

Basic net income per share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net income  per  share is computed similarly to basic net income per share except that it includes the dilutive securities (warrants) outstanding and potential dilution that could occur if dilutive securities were converted. Such securities (2,353,023 warrants at $4.50 per share and 1,000 warrants at $2.00 per share), had an anti-dilutive effect and, as such, were excluded from the calculation for all periods presented.

Risks and Uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation. The current management team (specifically the CEO) of the Company and the majority owner of the Company through YBS are also the majority owners of the controlled variable interest entity in the PRC, Handan Hongri Metallurgy Co. Ltd. (“Hongri”). The US parent company (or CIS) only controls Hongri through certain agreements which obligated CIS to absorb losses of Hongri that could potentially be significant to Hongri or gave CIS the right to receive benefits from Hongri that could potentially be significant to Hongri and granted CIS the power to direct the activities of Hongri that most significantly impact Hongri’s economic performance. As such, there is a risk that the majority shareholders of the Company and, or Hongri could cancel these agreements if they believed it was necessary. If such action was to be taken, the Company would no longer retain control of Hongri, the operating subsidiary. Although the Company has not experienced losses from these risks and believes that they are in compliance with existing laws and regulations including the organization and structure disclosed in Note 1, this may not be indicative of future results. In addition, the management of CIS currently intends to either reinvest or retain all of the income generated by Hongri for strategic expansion purposes and operations into the foreseeable future.

The Company has significant exposure to the fluctuation of raw material and energy products prices as part of its normal operations. There are many factors of our business which are impacted by prevailing market conditions, specifically, a change in the raw material and energy product pricing environment, rise or decline, will influence our inventory levels, purchasing decisions and will, ultimately, all have an impact on our gross profit. Management operational decisions are a direct response to the market and as such will change as market conditions change. As of September 30, 2011 and December 31, 2010, the Company had not entered into any commodity contracts to mitigate such risks.

The Company provides credit in the normal course of business. Management continues to take appropriate actions to perform ongoing business and credit reviews of customers to reduce exposure to new and recurring customers who have been deemed to pose a high credit risk based on their commercial credit reports, the Company’s collection history, and perception of the risk posed by their geographic location. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base.

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property. These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available. If: (i) information that is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income. If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income in the period in which the loss can be reasonably estimated. As of September 30, 2011 and 2010, the Company has not experienced any uninsured losses from injury to others or other losses.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not materially affect its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not change the presentation of its consolidated financial statements.

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

3.  Bank Notes Receivable

Bank notes receivable are highly liquid negotiable instruments issued by banks in the PRC on behalf of Hongri’s customers.  These notes typically have maturities between one to six months.  With these bank notes, The Company can: (a) redeem the notes for face value at maturity, (b) endorse the notes to the Company’s vendors as a form of payment instrument at full value, or (c) factor the notes to a bank.  In the event that the Company factors these notes to a bank, it will record as interest expense the difference between cash received and the face value of the note. The Company believes all of the notes are fully realizable and has not recorded any reserves as of September 30, 2011 and December 31, 2010, respectively.

4.  Accounts Receivable

Accounts receivable at September 30, 2011 and December 31, 2010 consisted of the following:

	2011	2010
Accounts receivable	$12,581,170	$12,535,782
Allowance for doubtful accounts	(613,423)	(426,502)
Accounts receivable, net	$11,967,747	$12,109,280

5.  Inventories

Inventories at September 30, 2011 and December 31, 2010 consisted of the following:

	2011	2010
Raw materials	$1,168,839	$2,267,111
Finished products	9,601,253	10,034,658
Spare parts	2,605,214	877,121
Total	$13,375,306	$13,178,890

6.  Machinery and Equipment, Net

Machinery and equipment stated at cost less accumulated depreciation at September 30, 2011 and December 31, 2010 consisted of the following:

	2011	2010
Machinery and equipment	$233,648,734	$216,950,742
Auxiliary facilities	2,948,759	2,887,771
Transportation equipment	526,594	498,308
Office equipment	32,634	30,063
Electronic equipment	35,774	35,035
Subtotal	237,192,495	220,401,919
Accumulated depreciation	(56,682,273)	(44,188,226)
Construction in progress	4,807,407	5,481,432
Total	$185,317,629	$181,695,125

7.  Restricted Cash

Restricted cash represents required cash deposits by the bank as a part of collateral to bank notes payable (see Note 9). The Company has to maintain a minimum of 60% of the balance of the bank notes payable to ensure future credit availability. The Company earns interest at a variable rate per month on this restricted cash.

8.  Obligations Under Capital Leases – Related Parties

We account for all of our related party leases with YBS and our affiliates as capital leases under ASC 840 as we have concluded that YBS has the ability to extend the length of the terms of all of our leases whenever they see fit. Therefore we have concluded all of the leases meet the requirement for capitalization of assets as the term is expected to be greater than 75% of the useful life of the asset. We have calculated the value of the capitalized assets as the present value of all lease payments over the stated term using an estimated interest rate based on our bank borrowing rates. Upon YBS extending any of our leases, we will re-calculate the value of the capitalized lease based on the renewed terms and record an additional asset upon the occurrence.

Typically, the terms of the lease are based on YBS’s costs and they structure their leases without any significant profits built in.

In December 2007, the Company entered into a lease agreement with YBS Group to lease 956 mu (approximately 157.5 acres) of land as its manufacturing site. The rent for the first three years was waived per lease agreement. The annual lease payment is RMB 1,434,450 (approximately $224,922) which commenced in 2011. The average lease payment is RMB 1,291,005 (approximately $202,430) per annum. The lease is set to expire on December 31, 2037. The present value of the total lease payments at inception was RMB 12,703,147 (approximately $1,939,898), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2007, the Company entered into a lease agreement with YBS Group to lease the manufacturing building of Plate-Rolling I. The annual lease payment is RMB 3,522,211 (approximately $552,283) commencing on January 1, 2008. The lease is set to expire on December 31, 2017. The present value of the total lease payments at inception was RMB 23,816,623 (approximately $3,637,037), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2007, the Company entered into a lease agreement with Hongrong to lease the manufacturing building of Steel-Making I, a related party. The annual lease payment is RMB 1,210,716 (approximately $189,840) commencing on January 1, 2008. The lease is set to expire on December 31, 2017. The present value of the total lease payments at inception was RMB 8,186,666 (approximately $1,250,186), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2009, the Company entered into a lease agreement with YBS Group to lease the manufacturing building of Steel-Making II. The annual lease payment is RMB 107,469 (approximately $16,851) commencing on January 1, 2010. The lease is set to expire on December 31, 2019. The present value of the total lease payments at inception was RMB 793,198 (approximately $121,129), which was calculated with a discount rate of 5.94%, a PRC long term borrowing rate in December 2009.

In November 2009, the Company entered into a lease agreement with Hongrong to lease the manufacturing building of Bar-Rolling III. The annual lease payment is RMB 758,503 (approximately $118,933) commencing on January 1, 2010. The lease is set to expire on December 31, 2019. The present value of the total lease payments at inception was RMB 5,598,552 (approximately $854,955), which was calculated with a discount rate of 5.94%, a PRC long term borrowing rate in December 2009.

9.  Bank Notes, Bank Loan Payable and Short Term Loan Payable – Related Party

Bank Notes Payable

The bank notes payable do not carry a stated interest rate, but carry a specific due date usually within six months. These notes are negotiable documents issued by financial institutions on the Company’s behalf to vendors. These notes can either be endorsed by the vendor to other third parties as payment, or prior to becoming due, they can factor these notes to other financial institutions. These notes are short-term in nature, as such; the Company does not calculate imputed interest with respect to them. These notes are collateralized by the Company’s restricted bank deposits. The Company has to maintain a minimum of 60% of the balance of the bank notes payable to ensure future credit availability.

Bank Loan Payable

Bank loans at September 30, 2011and December 31, 2010 consisted of the following:

	2011	2010
To Credit Union
Interest at 6.10%, payable March 29, 2012	$2,979,200	$-
Interest at 13.12%, payable September 19, 2012	2,979,200	-
Interest at 11.12%, payable December 12, 2011	-	2,878,880
Interest at 10.23%, payable February 28, 2011	-	2,878,880
To Raiffeisen Bank International AG Beijing Branch
Interest at 8.53%, payable July 27, 2012	28,224,000	-
Total Short Term Bank Loans	$34,182,400	$5,757,760

On September 30, 2011, the Company received a RMB 19,000,000 ($2,979,200) short-term borrowing from Credit Union. The loan is a “working capital” loan that bears interest at 6.10% per annum and is due on March 29, 2012. The loan is secured by the equipment of Hongri.

On September 22, 2011, the Company received a RMB 19,000,000 ($2,979,200) short-term borrowing from Credit Union. The loan is a “working capital” loan that bears interest at 13.12% per annum and is due on September 19, 2012. The loan is secured by the equipment of Hongri.

On December 14, 2010, the Company received a RMB 19,000,000 ($2,878,880) short-term borrowing from Credit Union. The loan is a “working capital” loan that bears interest at 11.12% per annum and was due on December 12, 2011. The loan was secured by the equipment of Hongri. The loan was repaid in September 2011.

On December 30, 2010, the Company received a RMB 19,000,000 ($2,878,880) short-term borrowing from Credit Union. The loan was a “working capital” loan that bore interest at 10.23% per annum and was due by February 28, 2011. The loan was secured by the equipment of Hongri. The loan was repaid in February 2011.

As of September 30, 2011 and December 31, 2010, short-term loans payable to the Credit Union totaled RMB 38,000,000 ($5,958,400) and RMB 38,000,000 ($5,757,760), respectively. Total value of equipment secured for above mentioned bank loans is RMB 70,967,104 ($11,127,642) as of September 30, 2011.

On June 28, 2011, Hongri entered into a loan agreement (the “Agreement”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The Agreement provides for a revolving credit facility in an aggregate principal amount of  Renminbi (“RMB”) 180,000,000 (approximately $28,224,000) which shall be used as working capital.

Borrowings under the Agreement will bear interest at 130% of the benchmark rates of similar loans published by the People’s Bank of China. (The benchmark interest rate for a one year loan is 6.56% currently.) The interest is calculated on the daily basis and shall be paid on the 20th of the last month of each quarter. The credit facility matures on July 31, 2012 and is secured substantially by the following: all machineries and equipment of Hongri; inventories of  Hongri and Hongrong with a value of not less than RMB 75,000,000 (approximately $11,760,000); a security deposit of RMB 15,000,000 (approximately $2,352,000) into the Raiffeisen bank as a collateral; corporate guaranty from Hebei Wu’an Yuanbaoshan Industry Group Co., Ltd. (“YBS Group”), a majority shareholder of Hongri; and personal guaranty from Mr. Beifang Liu, Chairman of Yuanbaoshan and Mr. Shenghong Liu, Chairman and Chief Executive Officer of the Company.

The Agreement also contains customary events of default for facilities of this type the occurrence of which would allow Raiffeisen to accelerate repayment of all outstanding amounts owed and terminate the facility, including among others, (a) the failure to pay when due the obligations to any entity/individual; (b) any representation or warranty made, or report, certificate or financial statement delivered, to Raiffeisen subsequently proven to have been incorrect in any material respect; (c) the failure to perform any covenants under the Agreement; (d) the occurrence of bankruptcy or insolvency events; and (e) the occurrence of any material unfavorable financial conditions of Hongri and/or its guarantors. During the period of the loan, the Company has to inform Raiffeisen within 24 hours for: (a) release of any new related law and regulations; (b) change of shareholder structure; (c) transfer the rights and obligations under the loan agreement.

On August 24, 2011, Hongri deposited RMB 15,000,000 ($2,352,000) into Raiffeisen to execute the loan agreement and received RMB 180,000,000 ($28,224,000) on August 31, 2011. The Company recorded $2,352,000 (RMB 15,000,000) as restricted cash in the other assets section of the consolidated balance sheets.

Short Term Loan Payable – Related Party

As of September 30, 2011 and December 31, 2010, the net borrowings from a related party, Mr. Binchang Liu, a senior manager of the Company, totaled zero and RMB 24,100,000 ($3,651,632), respectively. The borrowings from Mr. Liu are payable on demand and bear interest at 7% per annum. For the nine months ended September 30, 2011 and 2010, the accrued interest expense payable was $301,685 and $86,683, respectively.

The weighted average short term loan balance consisting of financial institution loans and Binchang Liu loans, was $9,020,513 and $2,981,448 as of September 30, 2011 and 2010, respectively. The weighted average interest rate for short term loan was 8.32% and 9.06% for 2011 and 2010, respectively.

10.  Accrued Liabilities

Accrued liabilities at September 30, 2011 and December 31, 2010 consisted of:

	2011	2010
Accrued wages and benefits	$2,013,547	$1,548,638
Accrued service fees - related party	-	886,224
Accrued short-term loan interest - related party	301,685	115,578
Accrued bank loan interest	124,342	-
Accrued professional fees	72,000	590,850
Accrued employee loan interest	-	530,630
Accrued commission payable	-	341,905
Total	$2,511,574	$4,013,825

11.  Taxes Payables

Tax payables at September 30, 2011 and December 31, 2010 consisted of:

	2011	2010
PRC corporation income tax	$2,902,926	$767,326
Other taxes payable	217,281	82,921
Total	$3,120,207	$850,247

12.  Related Party Transactions

Hongri is 70% owned by YBS Group,  a major shareholder of some other steel production related companies, mainly Hongrong Iron and Steel Co. Ltd. (“Hongrong”), Wu'an Baoye Coke Industrial Co. Ltd.(“Baoye”), Wu'an Yuanbaoshan Cement Plant (“Cement Plant”), Wu'an Yuanbaoshan Ore Treatment Plant (“Ore Treatment”), Wu'an Yuanbaoshan Industrial Group Go. Ltd - Gas Station and Wu’an Yeijin Iron Co. Ltd. (“Yeijin”). During the routine business process, Hongri purchases raw materials and supplies from these companies and advances to / or owes cash to these companies.

The relationships and the nature of related party transactions are summarized as follow:

Name of Related Party	Owned by YBS and its major shareholders	Relationship to Hongri	Nature of Transactions
Hebei Wu'an Yuanbaoshan Industrial Group Co. Ltd. (“YBS Group”)	Self	70% parent	Services, information and public relationship, and coordination
Wu'an Yuanbaoshan Industrial Group Co. Ltd - Gas Station	100%	Affiliated company	Supplier of gas
Wu'an Hongrong Iron & Steel Co. Ltd (“Hongrong”)	67%	Affiliated company	Supplier of molten iron
Wu'an Baoye Coke Industrial Co. Ltd. (“Baoye”)	49%	Affiliated company	Supplier of coke
Wu'an Yuanbaoshan Cement Plant	36%	Affiliated company	Supplier of cement
Wu'an Yuanbaoshan Ore Treatment Plant	33%	Affiliated company	Supplier of granular
Wu’an Yeijin Iron Co. Ltd	31%	Affiliated company	Supplier of iron

U.S. GAAP requires consolidation when an entity holds a controlling interest in another entity (often in the form of control through voting interests) or if the entity meets the requirements of a variable interest entity (“VIE”). The Company has no direct control of the affiliated companies, noted above, through voting interests. However, because the Company has a variable interest in some of these affiliated companies via the supply relationships noted above (i.e. implied relationships), the Company is required to determine whether such affiliates are VIE’s and, if so, whether the Company is the primary beneficiary so that consolidation must occur. A VIE has the following characteristics in accordance with ASC 810-10-15-14:  insufficient equity investment at risk; equity lacking decision-making rights; equity with nonsubstantive voting rights; lacking the obligation to absorb an entity’s expected losses and lacking the right to receive an entity’s expected residual returns. The Company’s analysis concluded that such affiliates were not VIE’s because none of these characteristics are present.

As of September 30, 2011 and December 31, 2010 advances to related parties and accounts payable - related parties consisted of:

Advances to Related Parties

Name of related parties	2011	2010
Wu'an Yuanbaoshan Industrial Group Co. Ltd	$29,393,010	$24,950,265
Wu'an Hongrong Iron & Steel Co. Ltd	60,129,722	19,215,494
Wu'an Yuanbaoshan Ore Treatment Plant	-	370,727
Total Advances to Related Parties	$89,522,732	$44,536,486

Accounts Payable - Related Parties

Name of related parties	2011	2010
Wu'an Baoye Coke Industrial Co. Ltd.	$(55,701)	$(4,400,996)
Wu'an Yuanbaoshan Ore Treatment Plant	(3,108)	-
Wu'an Yuanbaoshan Cement Plant	(123,201)	(104,688)
Total Accounts Payable - Related Parties	$(182,010)	$(4,505,684)

YBS Group is a parent company. It provides various services to the subsidiary companies, such as market and industrial information, public relationship, various government agents’ relationship, coordination of recycling of byproducts among the subsidiaries, executive officers’ salaries and so on. YBS group charged a service fee based on its expenses and services and allocated to its subsidiary companies proportionally. The amount charged to each subsidiary company is varied each year. Commencing in 2010, YBS Group charged 0.1% of current year revenue of Hongri. The management believes that 0.1% of revenue is a reasonable charge method. The services fees were $225,953 and $249,994 for the three months ended September 30, 2011 and 2010, respectively. The services fees were $629,402 and $533,395 for the nine months ended September 30, 2011 and 2010, respectively. Service fees consisted of management salaries, trainings, consultations, common areas charges and other fees. The Company estimated that service fee would be similar or marginally higher than current charged fees if the services had provided by third parties. Among services fees, executive officers’ salaries were stand-alone expenses. Such expenses were $15,580 and $14,780 for the three months ended September 30, 2011 and 2010, respectively, and $46,229 and $44,204 for the nine months ended September 30, 2011 and 2010, respectively,

Purchases from related parties

Hongri purchased raw materials from the above-mentioned related parties, primarily molten iron from Hongrong, and had advances and accounts payable to these related parties in the routine business operations. It is a common practice in China that a vendor or supplier requires an advance payment before the shipment of merchandise. The Company advanced to the related parties so that these related parties were able to pay partially in advance to their vendors or suppliers. Most of these advances related to the purchase of raw material and other supplies in routine business and were short term in nature. Also, since YBS group has a larger sourcing network and stronger bargaining power than Hongrong, YBS group purchases raw material used in molten iron processing by Hongrong from time to time and, as such, Hongri will also make advances to the YBS group. These advances are interest free and will be realized when the molten iron is purchased. The balance of advance to YBS group was $29,393,010 and $24,950,265 as of September 30, 2011 and December 31, 2010, respectively. The balance of advances to Hongrong was $60,129,722 and $19,215, 494 as of September 30, 2011 and December 31, 2010, respectively.

Accounts payable to related parties represents an unsettled amount in the normal course of business. These payables were short term in nature and were with no interest. Total payable to related parties was $182,010 and $4,505,684 as of September 30, 2011 and December 31, 2010, respectively.

Hongrong is a manufacturer of molten iron – a raw material for the Company’s steel production. The Company subcontracted with Hongrong to process molten iron prior to February 2010.  Beginning from February 2010, the Company terminated the subcontract relationship with Hongrong and began purchasing processed molten iron from Hongrong (as opposed to previously directly purchasing various raw materials and paying a processing/contract manufacturing fee to Hongrong) at a price equivalent to the local iron market, in accordance with a supply agreement. During three months ended September 30, 2011 and 2010, the Company purchased $176,488,138 (388,479 metric tons) and $77,110,042 (213,384 metric tons) of molten iron from Hongrong, respectively. During nine months ended September 30, 2011 and 2010, the Company purchased $506,574,339 (1,102,860 metric tons) and $252,850,829 (665,003 metric tons) of molten iron from Hongrong, respectively.

The Company purchased powdered iron – raw material from YBS Group in the amount of $0 and $2,042,380 in the nine months ended September 30, 2011 and 2010, respectively. The Company had no purchase of powedered iron from YBS Group in the three months ended September 30, 2011 and 2010.

The Company purchased coke – raw material in the amount of $0 and $2,903,117 from Baoye in the nine months ended September 30, 2011 and 2010, respectively. The Company had no purchase of coke from Baoye in the three months ended September 30, 2011 and 2010.

The Company purchased granular – raw material in the amount of $0 and $1,789,399 from Wu'an Yuanbaoshan Ore Treatment Plant in the nine months ended September 30, 2011 and 2010, respectively. The Company had no purchase of granular from Wu'an Yuanbaoshan Ore Treatment Plant in the three months ended September 30, 2011 and 2010.

Sales to related parties

The Company’s sales of its products to related parties were $3,359,561 and $63,151, in the three months ended September 30, 2011 and 2010, respectively. The Company’s sales of its products to the related parties were to $24,644,993 and $23,192,390, in the nine months ended September 30, 2011 and 2010, respectively. YBS Group acts as a distributor of steel products for the Company and all sales are final. The only right of return is for defective steel products and the Company has not experienced any returns in the past years of operations. The steel products are picked up directly by YBS Group customers at which time the Company recognizes the sale. The Company has determined these sales should be recorded on a gross basis based on the following analysis: upon shipment all risks of ownership transfer to YBS Group customers and the Company does not bare any additional risks and YBS Group has all of the collection risk from its customers.

Accounts receivable from YBS Group were $11,629,067 and $17,298,276, as of September 30, 2011 and December 31, 2010, respectively.

Equipment purchased from related parties

See Note 13 Equipment Loans Payable – Related Parties.

Loan from related party

See Note 9 Bank Notes, Bank Loan Payable and Short Term Loan Payable – Related Party

Leases from related parties

See Note 8 Obligations Under Capital Lease – Related Parties

13.  Equipment Loans Payable – Related Parties

Equipment loan payables – related parties at September 30, 2011 and December 31, 2010 consisted of:

Equipment Loans Payable	2011	2010

Equipment loan - YBS Group payable	$52,103,823	$50,349,307
Equipment loan - Hongrong payable	21,134,504	20,422,832
Total equipment loans payable	73,238,327	70,772,139
Less: current portion	(11,409,940)	(11,025,728)
Long-term payable	$61,828,387	$59,746,411

On November 30, 2007, the Company purchased Plate-Rolling I production line and related auxiliary equipment from YBS Group at a price of RMB 191,163,559 (approximately $26,208,524), which was at cost, and carryover basis of YBS Group. YBS Group provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bears interest at 5% per annum, and has a fixed repayment schedule at RMB 17,973,455 (approximately $2,818,238 at September 30, 2011 exchange rate) per annum (payable at the end of the year). The remaining balance is to be paid equally in the years 2016 and 2017.

On November 30, 2009, the Company purchased Steel-Making II production line and related auxiliary equipment from YBS Group at a price of RMB 243,811,599 (approximately $35,718,399), which was at cost, and carryover basis of YBS Group. YBS Group provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bears interest at 5% per annum, and has a fixed repayment schedule at RMB 24,380,000 (approximately $3,822,784 at September 30, 2011 exchange rate) per annum (payable at the end of the year). The remaining balance is to be paid equally in the years 2017 and 2018.

On November 30, 2007, the Company purchased Steel-Making I production line and related auxiliary equipment from Hongrong at a price of RMB 326,028,440 ($44,698,499), which was at cost, and carryover basis of Hongrong. Hongrong provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bears interest at 5% per annum, and has a fixed annual repayment schedule at RMB 30,414,021 (approximately $4,768,918 at September 30, 2011 exchange rate) per annum (payable at the end of the year). The remaining balance is to be paid equally in the years 2016 and 2017.

For the three months ended September 30, 2011 and 2010, the Company recorded interest expense and paid interest totalling $647,144 and $686,075 to YBS Group, respectively. For the nine months ended September 30, 2011 and 2010, the Company recorded interest expense and paid interest totalling $1,917,258 and $2,058,224 to YBS Group, respectively.

For the three months ended September 30, 2011 and 2010, the Company recorded interest expense and paid interest totalling $262,497 and $302,523) to Hongrong, respectively. For the nine months ended September 30, 2011 and 2010, the Company recorded interest expense and paid interest totalling $777,684 and RMB $907,570 to Hongrong, respectively.

Equipment loans, accrued interest and repayments were reconciled follows:

			Steel-Making II production line and related auxiliary equipment loan	Plate-Rolling I production line and related auxiliary equipment loan
YBS Group Loan Payable	Total Loans and Accrued Interests Payable	Accrued Loan Interests	interest at 5% per annum, due December 31, 2018	interest at 5% per annum, due December 31, 2017

Balance at December 31, 2009	$54,885,968	$-	$32,146,729	$22,739,239
Accrued interest	2,767,527	2,767,527	-	-
Repayment in 2010	(9,184,923)	(2,767,527)	(3,694,058)	(2,723,338)
Effect of exchange rate	1,880,735		1,101,547	779,188
Balance at December 31, 2010	50,349,307	-	29,554,218	20,795,089
Accrued interest	1,917,258	1,917,258	-	-
Repayment in 2011	(1,917,258)	(1,917,258)	-	-
Effect of exchange rate	1,754,517		1,029,873	724,644
Balance at September 30, 2011	$52,103,824	$-	$30,584,091	$21,519,733

			Steel-Making I production line and related auxiliary equipment loan
Hongrong Loan Payable	Total Loans and Accrued Interests Payable	Accrued Loan Interests	interest at 5% per annum, due December 31, 2017
Balance at December 31, 2009	$24,201,859	$-	$24,201,859
Accrued interest	1,220,335	1,220,335	-
Repayment in 2010	(5,828,668)	(1,220,335)	(4,608,333)
Effect of exchange rate	829,306		829,306
Balance at December 31, 2010	20,422,832	-	20,422,832
Accrued interest	777,684	777,684	-
Repayment in 2011	(777,684)	(777,684)	-
Effect of exchange rate	711,672	-	711,672
Balance at September 30, 2011	$21,134,504	$-	$21,134,504

14.  Employee Loan Payable

Employee loan payable consisted of loans from employees (non executive officers) of the Company, which bore an interest rate at 25% per year and was due by December 31, 2010. Accrued interest was $530,630 at December 31, 2010 and was classified in accrued liabilities in the accompanying balance sheet. The principal balance outstanding at December 31, 2010 was $707,511. In January 2011, the Company repaid all employee loans and accrued interest.

15.  Statutory Reserves

The Company is required to allocate a portion of its after-tax profits to the statutory reserve. Annual appropriations to the statutory reserve are required to be at least 10% of an enterprise’s after-tax net income determined under Chinese GAAP. When the surplus reserves account balance is equal to or greater than 50% of the Company’s paid-in capital, no further allocation to the surplus reserve account is required.

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of shares currently held by them, provided that the remaining statutory surplus reserve balance after such issue is not less than 25% of the registered capital.

If the accumulated balance of the Company’s statutory reserve is not enough to make up for the losses of the Company of the previous year, the current years’ profit shall first be used for making up the losses before the statutory reserve is drawn. As of September 30, 2011 and December 31, 2010, the statutory reserves amounted to $6,530,869.

16.  Stockholders’ Equity

The Company is authorized to issue 980,000,000 shares of common stock with par value at $0.0001 per share.  The common stock has voting rights, dividend rights and liquidation rights (after debt and other liabilities of the Company). The Company is also authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock with par value at $0.0001 per share. The Series A Convertible Preferred Stock rank junior to any other series of Blank Check Preferred Stock but senior to any other equity securities of the Company. Series A Convertible Preferred Stock has $10 liquidation amount for each share outstanding and has no dividend and voting rights. In addition, the Company is authorized to issue 10,000,000 shares of Blank Check Preferred Stock with par value at $0.0001 per share.

During the third quarter of 2010, the Company commenced a private placement to sell up to 2,580,022 units at a price of $1.50 per unit. Each unit consists of 1 share of common stock and a warrant to purchase 1 share of common stock at a price of $4.50 per share. The warrant has a term of 3 years. As of December 31, 2010, the Company had 29 accredited investors subscribed for a total of 2,352,023 units and for total of $3,528,046 of proceeds that had been prepaid. In addition, the Company has recorded $352,805 as commissions offsetting the subscriptions received. On January 28, 2011, the Company closed the private placement with 44 accredited investors purchasing 2,579,022 units for total proceeds of $3,868,547.

On February 7, 2011, the Company consummated another private placement and sold additional 1,000 of its security units to one (1) accredited investors at the price of $4.50 and received proceeds of $4,500. Each selling unit comprises one share of Company’s common stock and one three-year warrant to purchase one share of Company’s common stock at $2.00 per share and additional one three-year warrant to purchase one share of Company’s common stock at $4.50 per share. Subsequent to the closing the private placement, the Company issued 1,000 shares of common stocks, 1,000 shares of $2.00 warrants and 1,000 shares of $4.50 warrants to the investor.

In conjunction with January 28, 2011 and February 7, 2011 private placements, the Company granted three year warrants to the investors for the purchase of 2,580,022 shares of the Company’s common stock at an exercise price of $4.50 and for the purchase of 1,000 shares of the Company’s common stock at an exercise price of $2.00. These warrants have no cash settlement provision, registration rights and do not include any price protection features. The exercise of the warrants will result in restricted shares under the SEC rule 144.

The relative fair value of warrants were valued at $1,090,303 by using “Black-Scholes Model” and the proceeds were   allocated and recorded based on the relative fair value of the warrants and the common stock. The assumption used in “Black-Scholes Model” calculations ware: volatility 99.05%; risk free interest rate 0.96% and 1.28%; and expected term of three years.

Following was a summary of the warrants as of September 30, 2011:

	Date of Issuance	Number of Warrants	Weighted Average Exercise Price	Weighted Remaining Lift in Years
Outstanding, December 31, 2010	-	-	$-
$4.50 warrants	January 28, 2011	2,579,022	4.50	2.33
$4.50 warrants	February 7, 2011	1,000	4.50	2.35
$2.00 warrants	February 7, 2011	1,000	2.00	2.35
Outstanding, September 30, 2011		2,581,022	$4.50	2.33

17.  Income Tax

The provision for income tax of $2,887,528 and $1,642,947 for the three months ended September 30, 2011 and 2010, respectively, and $5,858,792 and $3,682,216 for the nine months ended September 30, 2011 and 2010, respectively, arose from income tax incurred and or paid to the Chinese tax agent.

Hongri is subject to the PRC’s 25% standard enterprise income tax. However, the Company applied for foreign investment enterprise exemption, and the application had been approved by the local tax authority in 2007. The Company is entitled to a tax holiday of full (100%) income tax exemption for two (2) years starting from the first profitable year of 2008 through 2009 and then a 50% reduction in income tax for additional three (3) years commencing 2010.

Nuosen is subject to the PRC’s 25% standard enterprise income tax.

Foreign pretax earnings were $21,332,060 and $4,405,538 for the three months ended September 30, 2011 and 2010, respectively, and were $42,427,479 and $19,487,658 for the nine months ended September 30, 2011 and 2010, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At September 30, 2011, approximately $148,281,000 of accumulated unadjusted earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S federal corporation income tax rate of 34%, an additional tax of $39,835,000 would have to be provided if such earnings were remitted currently.

The following table reconciled the US statutory rates to the Company’s effective rate for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

US statutory tax rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in US	-34.0%	-34.0%	-34.0%	-34.0%
China income tax rate	12.5%	12.5%	12.5%	12.5%
Non-deductible expenses	1.1%	24.8%	1.4%	6.4%
Effective rate	13.6%	37.3%	13.9%	18.9%

CIS and Northern were incorporated in the United States and have incurred net operating loss for income tax purpose in the three and nine months ended September 30, 2011. The Companies had loss carry forwards of approximately $1,135,411 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of September 30, 2011 was $1,135,411.

The Company did not have any significant temporary differences relating to deferred tax liabilities as of September 30, 2011 and December 31, 2010.

The Company files income tax returns with U.S. Federal Government and the states of Maryland and Colorado. With few exceptions, the Company is subject to U.S. federal and Maryland state income tax examinations by tax authorities for years on or after 2007 and for years on or after 2006 by Colorado tax authorities. The Company’s foreign subsidiaries also file income tax returns with the National Tax Bureau (with its branches in Handan) and other taxes and surcharges with the Local Tax Bureaus (Hubei Provincial Tax Bureau and Handan Municipal Tax Bureau). The Company is subject to tax examinations by these foreign tax authorities for years on or after 2007.

The Company evaluated its tax positions, and as of September 30, 2011 and December 31, 2010. No uncertain tax position has been identified.

18.  Commitments and Contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, product liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. As management has not become aware of any product liability claims arising from any incident over the years, the Company has not recognized a liability for product liability claims.

As of September 30, 2011 and December 31, 2010, the Company had no pending litigation.

Corporate Finance Advisory Services Agreements

On December 7, 2009, the Company entered a Corporate Finance Advisory Services Agreement (the “Advisory Agreement”) with Friedland Corporate Investor Services LLC (“Friedland LLC”).  The agreement provided Friedland LLC would provide certain corporate finance advisory services to the Company designed to form a Wholly Owned Foreign Enterprise (“WOFE”) in China and to result in the Company’s shares becoming publicly-traded in the United States. As consideration for these services, the Company agreed to pay Friedland no more than 12% of the Company shares outstanding on a fully diluted basis at the time of commencement of trading of the Company’s shares. On July 1, 2010, the Company issued 9,325,044 shares of common stock to the designees of Friedland. The shares issued to Friedland were valued at $375,000 in total, which was based on the fair value of the services provided by Friedland. This fair value was determined to be more reliable than the equity interests due to the early status in the Company’s lifecycle. The fair value was capitalized in the accompanying balance sheet and expensed in the statement of operation in 2010, the period in which Friedland fulfilled its services. In addition, the Company also agreed to pay RMB 2,700,000 ($409,104) in cash to Friedland. The payment is to be paid in accordance with the progress of the services. For services received, the Company recorded RMB 2,100,000 ($318,192) consulting expense in 2010 and paid it in February 2011. There was no consulting expense in connection with the Advisory Agreement for the three and nine months ended September 30, 2011.

19.   Major Customers and Vendors

Beginning from February 2010, the Company purchased molten iron from Hongrong, a related company (see Note 13 Related Party Transactions). The purchase from Hongrong was 98% and 98% of the total purchases in three and nine months ended September 30, 2011, respectively. No purchase from other vendors was over 5% in 2011. During the three and nine months ended September 30, 2010, the purchase from Hongrong was 97% and 86% of the total purchases. No purchase from other vendors was over 5% in the three and nine months ended September 30, 2010.

For the three months ended September 30, 2011, there were three (3) major customers that accounted for approximately 38% of the Company’s total sales, 14%, 14% and 10%, respectively. For the nine months ended September 30, 2011, there were two (2) major customers that accounted for approximately 35% of the Company’s total sales, 18% and 17%, respectively. For the three months ended September 30, 2010, there was one (1) major customer that accounted for approximately 26% of the Company’s total sales. For the nine months ended September 30, 2010, there were two (2) major customers that accounted for approximately 29% of the Company’s total sales. Each of them was 16% and 13%, respectively.

20.  Segment Reporting

The Company operates in one industry segment and in one geographic region, which is the PRC. Revenues and costs of goods sold by major products for the three and nine months ended September 30, 2011 and 2010 consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2011	2010	2011	2010
Steel plates	$141,829,798	$98,920,358	$439,293,501	$323,062,599
Steel bars	-	3,888,687	929,023	25,163,147
Steel wire	37,654,951	-	37,654,951	-
Steel billets	41,524,991	5,518,304	137,666,819	19,652,433
Byproducts and others	4,946,096	874,309	14,735,659	1,869,277
Total Revenues	$225,955,836	$109,201,658	$630,279,953	$369,747,456

	Three Months Ended September 30,		Nine Months Ended September 30,
Costs of Revenue	2011	2010	2011	2010
Steel plates	$132,399,026	$94,131,435	$421,433,705	$300,386,258
Steel bars	-	3,940,874	923,762	25,921,922
Steel wire	32,041,516	-	32,041,516	-
Steel billets	36,929,465	4,844,731	126,459,330	17,933,924
Others	1,115,098	(434,803)	1,115,098	437,684
Total Cost of Revenue	$202,485,105	$102,482,237	$581,973,411	$344,679,788

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Profit Margin	2011	2010	2011	2010
Steel plates	6.65%	4.84%	4.07%	7.02%
Steel bars	-	-1.34%	0.57%	-3.02%
Steel wire	14.91%	-	14.91%	-
Steel billets	11.07%	12.21%	8.14%	8.74%
Total Gross Profit Margin	10.39%	6.15%	7.66%	6.78%

The Company sold 226,997 and 196,243 metric tons of steel plates for the three months ended September 30, 2011 and 2010, respectively, and 708,731 and 621,646 metric tons of steel plates for the six months ended June 30, 2011 and 2010, respectively.

The Company sold 0 and 6,914 metric tons of steel bars for the three months ended September 30, 2011 and 2010, respectively, and sold 1,653 and 47,362 metric tons of steel bars for the nine months ended September 30, 2011 and 2010, respectively.

The Company sold 55,672 and 0 metric tons of steel wire for the three months ended September 30, 2011 and 2010, respectively, and sold 55,672 and 0 metric tons of steel wire for the nine months ended September 30, 2011 and 2010, respectively.

The Company sold 69,342 and 11,108 metric tons of steel billets for the three months ended September 30, 2011 and 2010, respectively and sold 235,696 and 40,621 metric tons of steel billets for the nine months ended September 30, 2011 and 2010, respectively.

21.       Condensed Unaudited Parent Company Financial Information

Basis of Presentation

China Industrial Steel Inc. (“CIS”) was incorporated January 27, 2010 under the laws of the State of Maryland. The Company is a holding Company to develop business opportunities in the People’s Republic of China (“PRC”).

The condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the condensed consolidated financial statements. Refer to the condensed consolidated financial statements and notes presented above for additional information and disclosures with respect to condensed parent company only financial statements.

The Investment in subsidiaries was determined using the equity method of accounting. Relevant PRC statutory laws and regulations restrict certain payments, such as dividends, loans or advances, from the Companies’ registered capital. Such restricted capital approximates $15,183,000 as of September 30, 2011. The Company is also required to allocate a portion of its after-tax profits to the statutory reserve. Annual appropriations to the statutory reserve are required to be at least 10% of an enterprise’s after-tax net income determined under Chinese GAAP. When the surplus reserves account balance is equal to or greater than 50% of the Company’s paid-in capital, no further allocation to the surplus reserve account is required. As of September 30, 2011, such reserved fund totaled $6,530,869. In addition, the Company’s ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars is limited due to the regulations of PRC’s currency exchange. It is not certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB in the future.

CHINA INDUSTRIAL STEEL INC.
PARENT COMPANY
CONDENSED BALANCE SHEETS (IN US DOLLARS)
(UNAUDITED)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$222,629	$496,995
Total Current Assets	222,629	496,995

Investment in subsidiaries	175,160,205	133,417,704

TOTAL ASSETS	$175,382,834	$133,914,699

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued liabilities	$72,001	$538,803
Due to YBS group	222,500	-
Total Current Liabilities	294,501	538,803

TOTAL LIABILITIES	294,501	538,803

Commitments and Contingencies

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Blank Check Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 980,000,000 authorized, 70,962,036 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	7,354	7,096
Paid-in capital	16,219,171	12,733,237
Stock to be issued	-	3,175,241
Retained earnings	147,110,842	110,918,910
Accumulated other comprehensive income	11,750,966	6,541,412
Total Stockholders' Equity	175,088,333	133,375,896
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$175,382,834	$133,914,699

CHINA INDUSTRIAL STEEL INC.
PARENT COMPANY
CONDENSED STATEMENTS OF OPERATIONS (IN US DOLLARS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$-	$-	$-	$-
Cost of Revenue	-	-	-	-
Gross Profit	-	-	-	-

Professional fees	51,250	42,500	325,843	42,500
Other General and Administrative expenses	2,518	4,232	15,022	4,232

Loss from operation before income tax	(53,768)	(46,732)	(340,865)	(46,732)
Provision for income tax	-	-	-	-
Equity income from subsidiary	18,408,717	2,809,993	36,532,797	15,852,174
Net Income	$18,354,949	$2,763,261	$36,191,932	$15,805,442

Other Comprehensive Income:
Foreign currency translation gain	2,196,174	1,551,700	5,209,554	2,316,707
Other Comprehensive Income	$20,551,123	$4,314,961	$41,401,486	$18,122,149

CHINA INDUSTRIAL STEEL INC.
PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (IN US DOLLARS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010
Cash Flows from Operating Activities:
Net Income	$36,191,932	$15,805,442
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Equity income from subsidiaries	(36,532,797)	(15,852,174)
(Decrease) increase in accrued liabilities	(466,802)	46,732
Net Cash Used in Operating Activities	(807,667)	-

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities
Investment in subsidiary	(150)	-
Proceeds from YBS group	222,500
Proceeds from private placement	310,951	-
Net Cash Provided by Financing Activities	533,301	-

Net Increase in Cash and Cash Equivalents	(274,366)	-
Cash and Cash Equivalents - Beginning of Period	496,995	-
Cash and Cash Equivalents - End of Period	$222,629	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.

On August 1, 2010, China Industrial Steel Inc. (“CIS”), through Northern Steel Inc. (“Northern”) and its wholly owned foreign enterprise, Nuosen (Handan) Trading Co. Ltd. (“Nuosen”), entered into an Entrusted Management Agreement, an Exclusive Option Agreement, and a Covenants Agreement (collectively, the “Entrusted Agreements”) with Handan Hongri Metallurgy Co., Ltd. (“Hongri”) and shareholders of Hongri, Hebei Wu’an Yuanbaoshan Industry Group Co., Ltd. (“YBS Group”) and Fakei Investment (Hongkong) Limited (“Fakei”). The effect of the Entrusted Agreements is to cede control of management and economic benefits of Hongri to Nuosen. As a consideration, CIS issued 44,083,529 restricted shares of its common stock, par value $0.0001, to Karen Prudente, a nominee and trustee for YBS Group for entering into the Entrusted Agreements with Nuosen. CIS also issued 17,493,463 restricted shares of its common stock to Fakei in consideration for Fakei entering into the Entrusted Management Agreement with Nuosen.

The Entrusted Agreements empower CIS, through Northern and Nuosen, with the ability to control and substantially influence Hongri’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. As a result of these entrusted agreements, CIS is obligated to absorb losses of Hongri that could potentially be significant to Hongri and has the right to receive benefits from Hongri that could potentially be significant to Hongri. In addition, CIS has the power to direct the activities of Hongri that most significantly impact Hongri’s economic performance. Therefore, CIS, through its wholly-owned subsidiaries, accounts for Hongri as its Variable Interest Entity (“VIE”) under ASC 810-10-05-8A. Accordingly, CIS consolidates Hongri’s operating results, assets and liabilities. The management of CIS currently intends to either reinvest or retain all of the income granted by Hongri for strategic expansion purposes in the foreseeable future.

For accounting purposes, the above transactions were accounted for in a manner similar to a reverse merger or recapitalization, since the former equity shareholders of Hongri now effectively owns a majority of CIS’ common stock immediately following the transactions. Consequently, the assets, liabilities and historical operations reflected in the consolidated financial statements prior to the transactions are those of Hongri and are recorded at the historical cost of Hongri, and the consolidated financial statements after completion of the transactions include the assets and liabilities of CIS, Northern, Nuosen, and Hongri (collectively, the “Company”), historical operations of Hongri, and operations of CIS, Northern, Nuosen and Hongri from the date of the transaction. The 44,083,529 restricted shares of common stock issued to Karen Prudente and 17,493,463 restricted shares of common stock issued to Fakei were presented as of the beginning of the first period presented in the accompanying consolidated financial statements.

CIS through Hongri, its operating company in China, produces and sells steel plates, steel bars and steel billets. The Company currently operates from its headquarters on approximately 1,000 acres in Handan City, Hebei Province, China. Most of the Company’s products are sold domestically in China.

The Company completed construction of steel production phase II in 2009. Total steelmaking capacity was increased to 2.3 million tons in 2009 from 1.3 million tons in 2008. Total production of steelmaking to total capacity utilization rate was approximately 61% for the nine months ended September 30, 2011 and 47%, 90% and 45% in the year ended December 31, 2010, 2009 and 2008, respectively. The second plate production line was added in 2009. Steel plate production capacity was increased to 1,400,000 tons per year in 2009 from 600,000 tons per year in 2008. In addition, the construction of a new 600,000 ton steel bar production line was completed in 2009. Total steel rolling capacity, including steel plate and steel bar production is 2 million tons. Total production of steel rolling to total capacity utilization rate was approximately 51% for the nine months ended September 30, 2011 and 44%, 58% and 83% in the year ended December 31, 2010, 2009 and 2008, respectively.

Due to the nature of our business, the Company has significant exposure to the fluctuation of raw materials and energy prices as part of its normal operations. There are many factors of our business which are impacted by prevailing market conditions, specifically, a change in the raw material and energy pricing environment will influence our inventory levels and purchasing decisions which will, ultimately, impact our realized gross margin. Our management operational decisions are a direct response to the market and, as such, will change as market conditions change. The Company does not buy any commodity products to hedge the fluctuation of market price. Therefore, the fluctuation of commodity price will have a direct impact on our operation through the price change in local steel market.

The steel industry has been facing a challenging situation nationally since 2008. In 2008, iron ore prices increased dramatically and cost of revenue increased accordingly. In 2009, the supply of steel products exceeded the demand for steel products and in general, inventories increased consequently. In 2010, the Chinese government announced new targets for consolidation in the steel industry to close out small size steel manufacturers nationally in order to clean up excessive production capacities and to increase efficiency of energy usage and reduce pollution. We believe that the Company will survive this national steel industrial consolidation because our current capacities are greater and more efficient compared to other small sized local manufacturers. However, the recovery of steel market is still uncertain due to fluctuations of iron ore prices, national excessive inventories and lack of demand.

Beginning from February 2010, the Company purchased molten iron from Hongrong, a related company (see Note 13 Related Party Transactions). The purchase from Hongrong was 98% and 98% of the total purchases in three and nine months ended September 30, 2011, respectively. No purchase from other vendors was over 5% in 2011. During the three and nine months ended September 30, 2010, the purchase from Hongrong was 97% and 86% of the total purchases. No purchase from other vendors was over 5% in the three and nine months ended September 30, 2010.

For the three months ended September 30, 2011, there were three (3) major customers that accounted for approximately 38% of the Company’s total sales, 14%, 14% and 10%, respectively. For the nine months ended September 30, 2011, there were two (2) major customers that accounted for approximately 35% of the Company’s total sales, 18% and 17%, respectively. For the three months ended September 30, 2010, there was one (1) major customer that accounted for approximately 26% of the Company’s total sales. For the nine months ended September 30, 2010, there were two (2) major customers that accounted for approximately 29% of the Company’s total sales. Each of them was 16% and 13%, respectively.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Comparison of Revenue for the Three Months Ended September 30, 2011 and 2010

	2011		2010
Products	Revenue	Quantity (Ton)	Revenue	Quantity (Ton)
Steel plates	$141,829,798	226,997	$98,920,358	196,243
Steel bars	-	-	3,888,687	6,914
Stee wire	37,654,951	55,672	-	-
Steel billets	41,524,991	69,342	5,518,304	11,108
Byproducts	4,946,096	-	874,309	-
Products Total	$225,955,836	352,011	$109,201,658	214,265

Total sales for the three months ended September 30, 2011 and 2010 were $225,955,836, an increase of $116,754,178, or 107%, compared to $109,201,658 in 2010. Of the increase in revenues, approximately $40.5 million, or 35% of the increase was due to an increase in selling quantity; $37.7 million, or 32% of the increase was generated from the sale of steel wire; $34.5 million, or 30% of the increase was attributable to an increase in sales price; and $4 million, or 3% of increase was from increased sales of byproducts.

Revenue from steel plates was $141,829,798 in the three months ended September 30, 2011, an increase of $42,909,440, or 43% compared to $98,920,358 in the three months ended September 30, 2010. The increase of revenue from steel plates was attributable to an increase in sales quantity. The Company sold 226,997 tons of steel plates in the three months ended September 30, 2011, an increase of 30,754 tons or 16%, compared to 196,243 tons in the three months ended September 30, 2010. The increase in revenue was also attributable to an increase in the unit sales prices. The average sales price of steel plates was approximately $625 per ton during the three months ended September 30, 2011, an increase of $121 per ton, or 24%, from $504 in the comparable period of 2010. The increase of selling price of our products resulted from an increase of raw material prices. The price of iron ore was rising consistently from mid-2009 and pushed up the price of steel products.

Production of steel bars started in 2010. The Company sold 0 and 6,914 tons of steel bars in the three months ended September 30, 2011 and 2010, respectively. The Company temporarily stopped manufacturing steel bars in 2011 due to lack of demand and low market price. The Company converted its steel bar production line to produce steel wires to adapt to the market demand. During the three months ended September 30, 2011, the Company sold 55,672 metric tons of steel wire, which generated $37,654,951 revenue.

Revenue from steel billets was $41,524,991 in the three months ended September 30, 2011, an increase of $36,006,687, or 652% compared to $5,518,304 in the three months ended September 30, 2010. The increase in revenue from steel billets was primarily attributable to the increase in both sales quantity and sales price. The Company sold 69,342 tons of steel billets in the three months ended September 30, 2011, an increase of 58,234 or 524%, compared to 11,108 tons in the three months ended September 30, 2010. Steel billets are semi-finished products that can be used to produce steel plates, steel bars and steel wires with further processing, or they can be sold directly in the market. The Company sold more steel billets in the three months ended September 30, 2011 than the three months ended September 30, in 2010, which was mainly attributable to a higher customer demand and a higher profit margin compared to the sales of steel plates and steel bars in the three months ended September 30, 2011. The average sales price of steel billets was approximately $599 per ton during three months ended September 30, 2011, an increase of $102 per ton, or 21%, from $497 in the comparable period of 2010. The increase in the sales price of steel billets also resulted from the rising iron ore prices.

Byproducts consist of the reselling of offcuts of steel plates, steel drop and oxygen gas. Byproducts sales were $4,946,096 in the three months ended September 30, 2011, an increase of $4,071,787, compared to $874,309 in the three months ended September 30, 2010. The Company does not sell its byproducts in its regular daily sales activities. The selling of byproducts depends on the market condition. Some of these byproducts may be reused as raw material in our production.

Comparison of Cost of Revenue for the Three Months Ended September 30, 2011 and 2010

Costs of Revenue	2011	2010
Steel plates	$132,399,026	$94,131,435
Steel bars	-	3,940,874
Steel wires	32,041,516	-
Steel billets	36,929,465	4,844,731
Others	1,115,098	(434,803)
Total Cost of Revenue	$202,485,105	$102,482,237

Gross Profit Margin	2011	2010
Steel plates	6.65%	4.84%
Steel bars	-	-1.34%
Steel wires	14.91%	-
Steel billets	11.07%	12.21%
Total Gross Profit Margin	10.39%	6.15%

Cost of revenue totaled $202,485,105 for the three months ended September 30, 2011, an increase of $100,002,868, or 98% compared to $102,482,237 in the three months ended September 30, 2010. Of the increased cost of revenue, approximately $30.2 million, or 30% of the increase was due to the increase in raw material price; $36.2 million, or 36% of the increase was attributable to the increase in production quantity; $32.0 million, or 32% of the increase was due to the new production of steel wires; and 2% increase was in other cost.

The Company does not buy any commodity products to hedge the fluctuation of market prices. Accordingly, the fluctuation of commodity prices does have a direct impact on our operation through the price change in the local steel market. The average cost of revenue of steel plates was approximately $583 per ton in the three months ended September 30, 2011, an increase of $103 per ton, or 22%, from $480 in the three months ended September 30, 2010. The average cost of revenue of steel bars was approximately $570 per ton in the three months ended September 30, 2010. The average cost of revenue of steel wires was approximately $576 per ton in the three months ended September 30, 2011. Average cost of revenue of steel billets was $533 per ton in the three months ended September 30, 2011, an increase of $97 per ton, or 22%, from $436 in the three months ended September 30, 2010. The increase in cost of revenue was 9% lower than the increase in selling prices in the three months ended September 30, 2011, which improved our gross profit margin. The Company actively manages the production volume and type of steel products manufactured to maximize our net profit in response to the fluctuations in market conditions. The management expects that demand for our steel products will increase in the fourth quarter of 2011.

The Company subcontracted Wu'an Hongrong Iron & Steel Co. Ltd (“Hongrong”), a related party, to process molten iron prior to February 2010. Beginning February 2010, the Company terminated the subcontracting relationship with Hongrong and began purchasing processed molten iron from Hongrong at a price equivalent to the local iron market, in accordance with a supply agreement. This change had no material impact on our gross profit margin since subcontracting fees paid to Hongrong was commensurate with the gross profit of manufacturing molten iron on the local market.

Comparison of Operating Expenses for the Three Months Ended September 30, 2011 and 2010

Selling, General and Administrative expenses consist of allowance for bad debts, selling expenses, professional fees and other general and administrative expenses. Total operating expenses were $846,046 in the three months ended September 30, 2011, a decrease of $209,331, or 20%, compared to $1,055,377 in the three months ended September 30, 2010. The decrease in operating expenses in the three months ended September 30, 2011 was mainly attributable to a $383,629 decrease in allowance for doubtful accounts. The Company made extra allowance for accounts receivable in the three months ended September 30, 2010 due to a downturn in market conditions. The decrease in allowance for doubtful accounts was partially offset by the increase of other operating expenses. The Company incurred $66,830 professional fees in the three months ended September 30, 2011, an increase of $24,330, compared to $42,500 in the three months ended September 30, 2010. The Company expects that professional service fees will increase as a result of the Company’s efforts to comply with the U.S. securities' regulations and its duties as a U.S. public reporting company. The service fee charged by YBS Group was $225,953 in the three months ended September 30, 2011, a decrease of $24,041, compared to $249,994 in the three months ended September 30, 2010. YBS Group is a parent company of Hongri. It provides various services to the subsidiary companies, such as market and industrial information, public relationship, various government agents’ relationship, coordination of recycling of byproducts among the subsidiaries, executive officers’ salaries and so on. YBS Group charges a service fee based on its expenses and services and allocates the fee to its subsidiaries proportionally. The amount charged to each subsidiary company varies each year. Commencing on 2010, YBS Group charges the Company a fee of 0.1% of the annual revenue of Hongri, which the management believes to be a reasonable price. Service fees consist of management salaries, trainings, consultations, common areas charges and others.  The Company estimated that the service fee would be similar or little higher than the service fees charged by third parties.

Comparison of Other Expenses for the Three Months Ended September 30, 2011 and 2010

Other expenses consist of interest income, interest expense and miscellaneous expenses. Total other expenses were $1,382,208 in the three months ended September 30, 2011, an increase of $124,372, or 10%, compared to $1,257,836 in the three months ended September 30, 2010. Among interest expense, interest expense for bank borrowings was $222,538 and $58,298 in the three months ended September 30, 2011 and 2010, respectively. The increase of interest expense for bank borrowings mainly resulted from the increase in short-term bank loan borrowings. Other interest expense in connection with the related party loans was $1,206,802 and $1,200,681, in the three months ended September 30, 2011 and 2010, respectively

Comparison of Income Tax for the Three Months Ended September 30, 2011 and 2010

The provision for income tax of $2,887,528 and $1,642,947 for the three months ended September 30, 2011 and 2010, respectively, arose from foreign income tax incurred and/or paid to the Chinese tax authority. Hongri is subject to a PRC 25% standard enterprise income tax. Hongri applied for foreign investment enterprise exemption, and the application was approved by the local tax authority in 2007. Hongri was entitled to a tax holiday of full (100%) income tax exemption starting from the first profitable year of 2008 through 2009 and then a 50% reduction in income tax for additional three (3) years commencing 2010. The reduced income tax rate is 12.5%, 12.5% and 12.5% for the year 2010, 2011 and 2012.

Comparison of Net Income for the Three Months Ended September 30, 2011 and 2010

Net income totaled $18,354,949 in the three months ended September 30, 2011, an increase of $15,591,688, or 564%, compared to the net income of $2,763,261 in the three months ended September 30, 2010. The increase of net income was attributable primarily to the increase of revenue and offset by the increase of cost of revenue and the increase in selling, general and administrative expenses and interest expense from bank borrowings as discussed above.

Results of Operations for the Nine months Ended September 30, 2011 and 2010

Comparison of Revenue for the Nine months Ended September 30, 2011 and 2010

	2011		2010
Products	Revenue	Quantity (Ton)	Revenue	Quantity (Ton)
Steel plates	$439,293,501	708,731	$323,062,599	621,646
Steel bars	929,023	1,653	25,163,147	47,362
Stee wires	37,654,951	55,672	-	-
Steel billets	137,666,819	235,696	19,652,433	40,621
Byproducts	14,735,659	-	1,869,277	-
Products Total	$630,279,953	1,001,752	$369,747,456	709,629

Total sales for the nine months ended September 30, 2011 and 2010 were $630,279,953, an increase of $260,532,497, or 70%, compared to $369,747,456 in 2010. Of the increased revenues, approximately $115.3 million, or 44% of the increase was due to an increase in selling quantity; $37.7 million, or 15% of the increase was generated from the sale of steel wires; $94.7 million, or 36% of the increase was attributable to an increase in sales price; and $12.9 million, or 5% of the increase was from increased sales of byproducts.

Revenue from steel plates was $439,293,501 in the nine months ended September 30, 2011, an increase of $116,230,902, or 36% compared to $323,062,599 in the nine months ended September 30, 2010. The increase in revenue from steel plates was attributable to an increase in sales quantity. The Company sold 708,731 tons of steel plates in the nine months ended September 30, 2011, an increase of 87,085 ton or 14%, compared to 621,646 tons in the nine months ended September 30, 2010. The increase in revenue was also attributable to an increase in the unit sales prices. The average sales price of steel plates was approximately $620 per ton during the nine months ended September 30, 2011, an increase of $100 per ton, or 19%, from $520 in the comparable period of 2010. The increase of selling prices of our products resulted from an increase of raw material prices. The price of iron ore was rising consistently from mid-2009 and pushed up the price of steel products.

Production of steel bars started in 2010. The Company sold 1,653 and 47,362 tons of steel bars in the nine months ended September 30, 2011 and 2010, respectively. The Company temporarily stopped manufacturing steel bars in 2011 due to lack of demand and low market price of steel bars. The Company converted its steel bar production line to produce steel wires to adapt to the market demand. During the nine months ended September 30, 2011, the Company sold 55,672 metric tons of steel wire, which generated $37,654,951 of revenue.

Revenue from steel billets was $137,666,819 in the nine months ended September 30, 2011, an increase of $118,014,386, or 601% compared to $19,652,433 in the nine months ended September 30, 2010. The increase in revenue from steel billets was primarily attributable to the increase in both sales quantity and sales price. The Company sold 235,696 tons of steel billets in the nine months ended September 30, 2011, an increase of 195,075 tons, or 480%, compared to 40,621 tons in the nine months ended September 30, 2010. Steel billets are semi-finished products that can be used to produce steel plates, steel bars and steel wires with further processing, or they can be sold directly in the market. The Company sold more steel billets in the nine months ended September 30, 2011 than in the comparable period in 2010, which was mainly attributable to a relative higher customer demand and a higher profit margin compared to the sales of steel plates and steel bars in 2011. The average sales price of steel billets was approximately $584 per ton during nine months ended September 30, 2011, an increase of $100 per ton, or 21%, from $484 in the comparable period of 2010. The increase in sales price of steel billets also resulted from the rising iron ore prices.

Byproducts consist of the reselling of offcuts of steel plates, steel drop, oxygen gas and etc. Byproducts sales were $14,735,659 in the nine months ended September 30, 2011, an increase of $12,866,382, or 688%, compared to $1,869,277 in the nine months ended September 30, 2010. The Company does not sell its byproduct in its regular daily sales activities. The selling of byproducts depends on the market condition. Some of these byproducts may be reused as raw materials in our production.

Comparison of Cost of Revenue for the Nine Months Ended September 30, 2011 and 2010

Costs of Revenue	2011	2010
Steel plates	$421,433,705	$300,386,258
Steel bars	923,762	25,921,922
Steel wires	32,041,516	-
Steel billets	126,459,330	17,933,924
Others	1,115,098	437,684
Total Cost of Revenue	$581,973,411	$344,679,788

Gross Profit Margin	2011	2010
Steel plates	4.07%	7.02%
Steel bars	0.57%	-3.02%
Steel wires	14.91%	-
Steel billets	8.14%	8.74%
Total Gross Profit Margin	7.66%	6.78%

Cost of revenue totaled $581,973,411 for the nine months ended September 30, 2011, an increase of 237,293,623, or 69% compared to $344,679,788 in the nine months ended September 30, 2010. Of the increased cost of revenue, approximately $101.4 million or 43% of the increase was due to the increase in raw material price; $103.2 million, or 43% of the increase was attributable to the increase in production quantity, offset by the reduction in other costs; and $32.0 million, or 14% of the increase was due to the costs of our in new product, steel wires.

The Company does not buy any commodity products to hedge the fluctuation of market price. Accordingly, the fluctuation of commodity price will have a direct impact on our operation through the price changes in the local steel market. The average cost of revenue of steel plates was approximately $595 per ton in the nine months ended September 30, 2011, an increase of $111 per ton, or 23%, from $484 in the nine months ended September 30, 2010. The average cost of revenue of steel bars was approximately $559 per ton in the nine months ended September 30, 2011, an increase of $12, or 2%, from $547 per ton in the nine months ended September 30, 2010. The average cost of revenue of steel wires was approximately $576 per ton in the nine months ended September 30, 2011. Average cost of revenue of steel billets was $537 per ton in the nine months ended September 30, 2011, an increase of $95 per ton, or 22%, from $442 in the nine months ended September 30, 2010. The increase in cost of revenue was 1% lower than the increase in the selling prices in the nine months ended September 30, 2011, which improved our gross profit margin. The Company actively manages the production volume and type of steel products manufactured to maximize our net profit in response to the fluctuations in market conditions. The management expects that demands for our steel products may increase in the fourth quarter of 2011.

The Company subcontracted Hongrong, a related party, to process molten iron prior February 2010. Beginning February 2010, the Company terminated subcontracting relationship with Hongrong and began purchasing processed molten iron from Hongrong at a price equivalent to the local iron market, in accordance with a supply agreement. This change had no material impact on our gross profit margin since the subcontracting fees paid was commensurate with the gross profit of manufacturing molten iron in the local market.

Comparison of Operating Expenses for the Nine Months Ended September 30, 2011 and 2010

Selling, General and Administrative expenses consist of allowance for bad debts, selling expenses, professional service fees and other general and administrative expenses. Total operating expenses were $2,108,782 in the nine months ended September 30, 2011, an increase of $222,706, or 12%, compared to $1,886,076 in the nine months ended September 30, 2010. The increase in operating expenses in the nine months ended September 30, 2011 was mainly attributable to increased professional service fees in connection with the Company’s effort to be a listed in the US security market. The Company incurred $374,308 professional service fees in the nine months ended September 30, 2011, an increase of $328,145, compared to $46,163 in the nine months ended September 30, 2010. The Company expects that professional service fees will increase as a result of the Company’s efforts to comply with the U.S. securities regulations and its duties as a U.S. public reporting company. The increase in operating expenses in the nine months ended September 30, 2011 was also attributable to increased service fees charged by YBS Group. The service fees charged by YBS Group was $629,402 in the nine months ended September 30, 2011, an increase of $96,007, compared to $533,395 in the nine months ended September 30, 2010. YBS Group is a parent company of Hongri. It provides various services to the subsidiary companies, such as market and industrial information, public relationship, various government agents’ relationship, coordination of recycling of byproducts among the subsidiaries and executive officers’ salaries. YBS Group charges a service fee based on its expenses and services and allocates to its subsidiary companies proportionally. The amount charged to each subsidiaries varies each year. Commencing on 2010, YBS Group charged 0.1% of annual revenue of Hongri. The management believes that 0.1% of annual revenue is a reasonable price. Service fees consisted of management salaries, trainings, consultations, common areas charges and other fees. The Company estimated that service fee would be similar or a little higher than current charged fees if the services had provided by the third parties.

Comparison of Other Expenses for the Nine Months Ended September 30, 2011 and 2010

Other expenses consist of interest income, interest expense and miscellaneous expenses. Total other expenses were $4,147,036 in the nine months ended September 30, 2011, an increase of $453,102, or 12%, compared to $3,693,934 in the nine months ended September 30, 2010. Among interest expense, interest expense for bank borrowings was $797,134 and $180,319 in the nine months ended September 30, 2011 and 2010, respectively. The increase of interest expense for bank borrowings mainly resulted from the increase in short-term bank loan borrowings. Other interest expense in connection with the related party loans was $3,405,577 and $3,532,426, in the nine months ended September 30, 2011 and 2010, respectively.

Comparison of Income Tax for the Nine Months Ended September 30, 2011 and 2010

The provision for income tax of $5,858,792 and $3,682,216 for the nine months ended September 30, 2011 and 2010, respectively, arose from foreign income tax incurred and or paid to the Chinese tax authority. Hongri is subject to a PRC 25% standard enterprise income tax. Hongri applied for foreign investment enterprise exemption, and the application was approved by the local tax authority in 2007. Hongri was entitled to a tax holiday of full (100%) income tax exemption starting from the first profitable year of 2008 through 2009 and then a 50% reduction in income tax for additional three (3) years commencing 2010. The reduced income tax rate is 12.5%, 12.5% and 12.5% for the year 2010, 2011 and 2012.

Comparison of Net Income for the Nine Months Ended September 30, 2011 and 2010

Net income totaled $36,191,932 in the nine months ended September 30, 2011, an increase of $20,386,490, or 129%, compared to the net income of $15,805,442 in the nine months ended September 30, 2010. The increase of net income was attributable primarily to the increase of revenue offset by the increase of cost of revenue and the increase in selling, general and administrative expenses and interest expense from bank borrowings as discussed above.

Liquidity and Capital Resources

The cash flow generated from our operations has been and is expected to be sufficient to support our daily operations. However, it is not enough to support our expansion. The Company has relied on related parties at its early stage of development. The Company’s internal sources of liquidity will be loans that may be available to the Company from YBS Group and Hongrong. YBS Group and Hongrong had previously made the loans to the Company for acquisition of equipment. On the other hand, the Company may advance cash surplus, if any, to related parties when requested and available. Those cash advances will be used as a credit and offset the liabilities due related parties.

The Company has an intent to add a new production line to produce a coated steel product, known as Galvalume, which is primarily used in the automotive and home appliance industries. To implement this expansion strategy, it is estimated that we will require at least $80 million. The management believes that our available cash will not be sufficient to fund our expansion requirements and therefore, we will have to finance through the sale of our equity securities or borrow from bank loans when available. The expansion plan is pending on the market condition. The Company has no detailed plan yet.

Relevant PRC statutory laws and regulations restrict certain payments, such as dividends, loans or advances, from the Companies’ registered capital. Such restricted capital amounted to approximate $15,183,000 as of September 30, 2011. The Company is also required to allocate a portion of its after-tax profits to the statutory reserve. Annual appropriations to the statutory reserve are required to be at least 10% of the enterprise’s after-tax net income determined under Chinese GAAP. When the surplus reserves account balance is equal to or greater than 50% of the Company’s paid-in capital, no further allocation to the surplus reserve account is required. As of September 30, 2011, the Company’s reserved fund totaled $6,530,869. In addition, our ability to use revenue generated in RMB to fund any future business activities outside of China or to make dividend or other payments in U.S. dollars is limited due to the regulations of PRC’s currency exchange. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB in the future.

The Company currently intends to retain all earnings, if any, for use in its business operations. We have no plan to repurchase our common stock, nor declaring any dividends in the near future.

The Company will have obligations to pay expenses in US dollars in connection with its status as a public company listed in the US security market, such as audit, legal, contracted CFO and other SEC filing related service fees. These service fees are usually wired to the Company’s US bank account or paid to vendors directly from China as satisfying such obligations, which is allowed under the current PRC regulations. Other than these service fees, the Company has no significant obligations outside the PRC currently.

It is the intent of the management to accelerate repayments of equipment loans, which were due to the related parties, if surplus cash is available. However, if the Company is unable to pay these equipment loans to related parties, the Company would negotiate with related parties to extend the repayment period and/or reduce current repayment amount. If the related parties do not allow the extension of repayment period and reduce the payment of equipment loans, the Company will look for external sources such as debt or equity financings. However, there is no assurance that any such required funds from external sources will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders. If such required funds from outside sources are not available, then the Company will adjust its expansion plan accordingly.

The Company had cash of $1,557,347 and $4,061,412 as of September 30, 2011 and December 31, 2010, respectively. Most of the Company’s funds are kept in financial institutions in China, which do not provide insurance for deposits. As of September 30, 2011, the obligations to pay expenses in connection with being a public company listed in the US security market totaled $72,000.

The Company’s accounts receivable have been an increasingly significant portion of the Company’s current assets, representing $11,967,747 and $12,109,280, or 8% and 11%, of current assets, as of September 30, 2011 and December 31, 2010, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, the Company’s liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in the Company’s ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to the Company. The management believes that deterioration in the aging of customer receivables is controllable by requesting cash advances or eliminating customers with bad credit history.

Percentage of aged accounts receivable

	Total	Current	31-60	61-90	91-180	181-270	271-365	Over 365
September 30, 2011	100.00%	26.46%	28.17%	20.61%	10.01%	14.75%	0.00%	0.00%
December 31, 2010	100.00%	83.08%	9.67%	0.00%	0.00%	0.00%	0.00%	7.25%

As of September 30, 2011, there was no customer’s receivable over 270 days, compared to two customers’ receivable that totaled $908,667 over 270 days as of December 31, 2010. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on the management’s assessment of the collectability of specific customer accounts, the aging of accounts receivable, the history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or customers’ actual defaults exceed historical experience, the management’s estimates could change and impact the results of operations. The Company has not experienced any significant amount of bad debt since the inception of our operation. Allowance for doubtful accounts was $613,423 and $426,502 as of September 30, 2011 and December 31, 2010, respectively.

Net cash used in operating activities was $8,038,555 and $2,149,057, in the nine months ended September 30, 2011 and 2010, respectively. The increase in net cash used in operating activities in 2011 was mainly due to the following facts. A $3,082,195 negative change in accounts receivable ($385,528 decrease in the nine months ended September 30, 2011, compared to $3,467,723 decrease in the nine months ended September 30, 2010) resulted from more subsequent collections in the nine months ended September 30, 2010. A $23,481,312 positive change in accounts receivable from related parties ($6,177,200 decrease in the nine months ended September 30, 2011, compared to $17,304,112 increase in the nine months ended September 30, 2010) resulted from subsequent collections. A $17,334,223 negative change in inventories ($258,854 decrease in the nine months ended September 30, 2011; $17,593,077 decrease in the nine months ended September 30, 2010) resulted from the Company’s plan to purchase molten iron from Hongrong, a related party, beginning from February 2010 instead of outsourcing the production and consequently reduced related inventories. A $6,605,163 positive change in advance to suppliers ($773,806 increase in the nine months ended September 30, 2011; $5,831,357 decrease in the nine months ended September 30, 2010); a $30,022,162 negative change in advances to related parties (42,777,788 increase in the nine months ended September 30, 2011 and 12,755,626 increase in the nine months ended September 30, 2010); and a $30,618,023 positive change in accounts payable ($4,176,757 decrease in the nine months ended September 30, 2011; $34,794,780 decrease in the nine months ended September 30, 2010) resulted from change of purchase molten iron from Hongrong explained above. A $8,403,134 negative change in accounts payable to related parties ($4,412,958 decrease in the nine months ended September 30, 2011; $3,990,176 increase in the nine months ended September 30, 2010) resulted from more accounts payables to related parties paid off in 2011 than in the nine months ended September 30, 2010. A $13,430,990 negative change in accrued expenses ($1,617,300 decrease in the nine months ended September 30, 2011; $11,813,690 increase in the nine months ended September 30, 2010) resulted from more paid off and less accrued in the nine months ended September 30, 2011 than in the nine months ended September 30, 2010. A $17,086,557 negative change in advances from customers ($11,718,295 decrease in the nine months ended September 30, 2011; $5,368,262 increase in the nine months ended September 30, 2010) resulted from less customer deposits in the nine months ended September 30, 2011.

Net cash used in investing activities was $13,901,526 and $4,761,359, respectively in the nine months ended September 30, 2011 and 2010. Those expenditures were primarily related to the new production lines and equipment.

Net cash provided by financing activities was 18,010,093 and $4,188,512, in the nine months ended September 30, 2011 and 2010, respectively. On June 28, 2011, Hongri entered into a loan agreement (the “Agreement”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The Agreement provides for a revolving credit facility in an aggregate principal amount of  RMB 180,000,000 which shall be used as working capital. On August 24, 2011, Hongri received RMB 180,000,000 ($27,797,400) on August 31, 2011. The Company also received $310,951 from private placement closed on January 28, 2011 (“PP1”) and private placement closed on February 7, 2011 (“PP2”).  PP1 sold total of 2,352,023 units to 44 accredited investors with total proceeds of $3,868,547. ($1,558,128 received in the third quarter 2010). In the nine months ended September 30, 2011, the Company paid $2,934,170 deposit to a bank as collateral to bank notes payable and $2,316,450 to Raiffeisen bank as a security deposit of bank loan. The Company also repaid $3,721,763 related party loan, $721,099 employee loan and $404,776 to obligation under capital lease – related parties. By comparison, in the nine months ended September 30, 2010, the Company received $2,839,930 from bank loans. The Company paid $211,455 to obligation under capital lease.

Bank Loan Payable

Bank loans at September 30, 2011and December 31, 2010 consisted of the following:

	2011	2010
To Credit Union
Interest at 6.10%, payable March 29, 2012	$2,979,200	$-
Interest at 13.12%, payable September 19, 2012	2,979,200	-
Interest at 11.12%, payable December 12, 2011	-	2,878,880
Interest at 10.23%, payable February 28, 2011	-	2,878,880
To Raiffeisen Bank International AG Beijing Branch
Interest at 8.53%, payable July 31, 2012	28,224,000	-
Total Short Term Bank Loans	$34,182,400	$5,757,760

On September 30, 2011, the Company received a RMB 19,000,000 ($2,979,200) short-term borrowing from Credit Union. The loan is a “working capital” loan that bears interest at 6.10% per annum and is due on March 29, 2012. The loan is secured by the equipment of Hongri.

On September 22, 2011, the Company received a RMB 19,000,000 ($2,979,200) short-term borrowing from Credit Union. The loan is a “working capital” loan that bears interest at 13.12% per annum and is due on September 19, 2012. The loan is secured by the equipment of Hongri.

On December 14, 2010, the Company received a RMB 19,000,000 ($2,878,880) short-term borrowing from Credit Union. The loan is a “working capital” loan that bears interest at 11.12% per annum and was due on December 12, 2011. The loan was secured by the equipment of Hongri. The loan was repaid in September 2011.

On December 30, 2010, the Company received a RMB 19,000,000 ($2,878,880) short-term borrowing from Credit Union. The loan was a “working capital” loan that bore interest at 10.23% per annum and was due by February 28, 2011. The loan was secured by the equipment of Hongri. The loan was repaid in February 2011.

As of September 30, 2011 and December 31, 2010, short-term loans payable to the Credit Union totaled RMB 38,000,000 ($5,958,400) and RMB 38,000,000 ($5,757,760), respectively. Total value of equipment secured for above mentioned bank loans is RMB 70,967,104 ($11,127,642) as of September 30, 2011.

On June 28, 2011, Hongri entered into a loan agreement (the “Agreement”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The Agreement provides for a revolving credit facility in an aggregate principal amount of Renminbi (“RMB”) 180,000,000 (approximately $28,224,000 at September 30, 2011 exchange rate) which shall be used as working capital.

Borrowings under the Agreement will bear interest at 130% of the benchmark rates of similar loans published by the People’s Bank of China. (The benchmark interest rate for a one year loan is 6.56% currently.) The interest is calculated on the daily basis and shall be paid on the 20th of the last month of each quarter. The credit facility matures on July 31, 2012 and is secured substantially by the following: all machineries and equipment of Hongri; inventories of  Hongri and Hongrong with a value of not less than RMB 75,000,000 (approximately $11,760,000); a security deposit of RMB 15,000,000 (approximately $2,352,000) into the Raiffeisen as a collateral; corporate guaranty from YBS Group, a majority shareholder of Hongri; and personal guaranty from Mr. Beifang Liu, Chairman of Yuanbaoshan and Mr. Shenghong Liu, Chairman and Chief Executive Officer of the Company.

The Agreement also contains customary events of default for facilities of this type the occurrence of which would allow Raiffeisen to accelerate repayment of all outstanding amounts owed and terminate the facility, including among others, (a) the failure to pay when due the obligations to any entity/individual; (b) any representation or warranty made, or report, certificate or financial statement delivered, to Raiffeisen subsequently proven to have been incorrect in any material respect; (c) the failure to perform any covenants under the Agreement; (d) the occurrence of bankruptcy or insolvency events; and (e) the occurrence of any material unfavorable financial conditions of Hongri and/or its guarantors. During the period of the loan, the Company has to inform Raiffeisen within 24 hours of: (a) release of any new related law and regulations; (b) change of shareholder structure; (c) transfer the rights and obligations under the loan agreement.

On August 24, 2011, Hongri deposited RMB 15,000,000 ($2,352,000) in its account with Raiffeisen to pursuant to the loan agreement and received RMB 180,000,000 ($28,224,000) on August 31, 2011. The Company recorded $2,352,000 (RMB 15,000,000) as restricted cash in the other assets section of the consolidated balance sheets.

Short Term Loan Payable – Related Party

As of September 30, 2011 and December 31, 2010, the net borrowings from a related party, Mr. Binchang Liu, a senior manager of the Company, totaled zero and RMB 24,100,000 ($3,651,632), respectively. The borrowings from Mr. Liu are payable on demand and bear interest at 7% per annum. For the nine months ended September 30, 2011 and 2010, the accrued interest expense payable was $265,900 and $72,248, respectively.

The weighted average short term loan balance consisting of financial institution loans and Binchang Liu loans, was $9,020,513 and $2,981,448 as of September 30, 2011 and 2010, respectively. The weighted average interest rate for short term loan was 8.32% and 9.06% for 2011 and 2010, respectively.

Equipment Loans Payable – Related Parties

Equipment loan payables – related parties at September 30, 2011 and December 31, 2010 consisted of:

Equipment Loans Payable	2011	2010

Equipment loan - YBS Group payable	$52,103,823	$50,349,307
Equipment loan - Hongrong payable	21,134,504	20,422,832
Total equipment loans payable	73,238,327	70,772,139
Less: current portion	(11,409,940)	(11,025,728)
Long-term payable	$61,828,387	$59,746,411

On November 30, 2007, the Company purchased Plate-Rolling I production line and related auxiliary equipment from YBS Group at a price of RMB 191,163,559 (approximately $26,208,524), which was at cost, and carryover basis of YBS Group. YBS Group provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bears interest at 5% per annum, and has a fixed repayment schedule at RMB 17,973,455 (approximately $2,818,238 at September 30, 2011 exchange rate) per annum (payable at the end of the year). The remaining balance is to be paid equally in the years of 2016 and 2017.

On November 30, 2009, the Company purchased Steel-Making II production line and related auxiliary equipment from YBS Group at a price of RMB 243,811,599 (approximately $35,718,399), which was at cost, and carryover basis of YBS Group. YBS Group provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bears interest at 5% per annum, and has a fixed repayment schedule at RMB 24,380,000 (approximately $3,822,784 at September 30, 2011 exchange rate) per annum (payable at the end of the year). The remaining balance is to be paid equally in the years of 2017 and 2018.

On November 30, 2007, the Company purchased Steel-Making I production line and related auxiliary equipment from Hongrong at a price of RMB 326,028,440 ($44,698,499), which was at cost, and carryover basis of Hongrong. Hongrong provided a 10 year seller-financed loan to The Company to finance the purchase. The loan bears interest at 5% per annum, and has a fixed annual repayment schedule at RMB 30,414,021 (approximately $4,768,918 at September 30, 2011 exchange rate) per annum (payable at the end of the year). The remaining balance is to be paid equally in the years of 2016 and 2017.

For the three months ended September 30, 2011 and 2010, the Company recorded interest expense and paid interest totalling $647,144 and $686,075 to YBS Group, respectively. For the nine months ended September 30, 2011 and 2010, the Company recorded interest expense and paid interest totalling $1,917,258 and $2,058,224 to YBS Group, respectively.

For the three months ended September 30, 2011 and 2010, the Company recorded interest expense and paid interest totalling $262,497 and $302,523) to Hongrong, respectively. For the nine months ended September 30, 2011 and 2010, the Company recorded interest expense and paid interest totalling $777,684 and RMB $907,570 to Hongrong, respectively.

As of September 30, 2011 and December 31, 2010, the Company had no operating leases, pending litigation, or potential overdue charges for bank loans, as the Company normally repaid interest and loan principal based on the contractual terms.

Critical Accounting Policies and Estimates

In Note 2 to our audited consolidated financial statements for the years ended December 31, 2010, 2009 and 2008 included in the Form S-1/A filed on September 22, 2011, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America (U.S. GAAP). The Company applies the following critical accounting policies related to revenue recognition in the preparation of its financial statements.

General

On August 1, 2010, CIS, through Northern and its wholly owned foreign enterprise, Nuosen, entered into Entrusted Management Agreement, Exclusive Option Agreement, and Covenants Agreement (collectively, the “Entrusted Agreements”) with Hongri and shareholders of Hongri, YBS Group and Fakei. The effect of the Entrusted Agreements is to cede control of management and economic benefits of Hongri to Nuosen. As a consideration, CIS issued 44,083,529 restricted shares of its common stock, par value $0.0001, to Karen Prudente, a nominee and trustee for YBS Group for entering into the Entrusted Agreements with Nuosen. CIS also issued 17,493,463 restricted shares of its common stock to Fakei in consideration for Fakei entering into the Entrusted Management Agreement with Nuosen.

The Entrusted Agreements empower CIS, through Northern and Nuosen, with the ability to control and substantially influence Hongri’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. As a result of these entrusted agreements, which obligates CIS to absorb losses of Hongri that could potentially be significant to Hongri and give CIS the right to receive benefits from Hongri that could potentially be significant to Hongri and because CIS has the power to direct the activities of Hongri that most significantly impact Hongri’s economic performance, CIS, through its wholly-owned subsidiaries, accounts for Hongri as its Variable Interest Entity (“VIE”) under ASC 810-10-05-8A. Accordingly, CIS consolidates Hongri’s operating results, assets and liabilities.

For accounting purposes, the above transactions were accounted for in a manner similar to a reverse merger or recapitalization, since the former equity shareholders of Hongri now effectively owns a majority of CIS’ common stock immediately following the transactions. Consequently, the assets and liabilities and historical operations reflected in the consolidated financial statements prior to the transactions are those of Hongri and are recorded at the historical cost of Hongri, and the consolidated financial statements after completion of the transactions include the assets and liabilities of CIS, Northern, Nuosen, and Hongri (collectively, CIS or the “Company”), historical operations of Hongri, and operations of CIS, Northern, Nuosen and Hongri from the date of the transaction. The 44,083,529 restricted shares of common stock issued to Karen Prudente and 17,493,463 restricted shares of common stock issued to Fakei were presented as of the beginning of the first period presented in the accompanying consolidated financial statements.

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of the assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors. Management believes the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include bad debt allowance, recoverability of long-lived assets and the valuation of inventories.  Actual results could differ from those estimates.

Revenue Recognition

The recognize revenue from the sales of products. The Company recognizes revenues under FAS Codification Topic 605 (“ASC 605”). Revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of delivery for sales when risk of loss and title passes to the customer. Revenue is reported net of all value added taxes. Other income is recognized when it is earned. The Company does not routinely permit customers to return products and historically, customer returns have been immaterial. The Company will replace the original product with a similar product if the customer is not satisfied with the quality of product.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash bank notes receivable, accounts receivable, net, advance to suppliers, value added tax (“VAT”) recoverable, advances to related parties, current portion of equipment loan payables and accrued interest – related parties, employee loan and accrued interest payable, bank notes payable, accounts payable, accrued liabilities, VAT and other tax payables, advances from customers, and accounts payable - related parties. The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to their short-term maturity or by comparison to other instruments with similar terms.

The Company evaluated the fair value of the equipment loans payable – related parties, net of current portion at the nine months ended September 30, 2011 and December 31, 2010 and determined that the book value of equipment loans payable approximated the fair market value based on information available as of September 30, 2011 and December 31, 2010.

Foreign Currency Translation

The Company’s financial information is presented in U.S. dollars. The functional currency of the Company is RMB, the currency of the PRC. The Company’s transactions, which are denominated in currencies other than RMB, are translated into RMB at the exchange rate quoted by the People’s Bank of China prevailing at the dates of the transactions. Exchange gains and losses resulting from transactions denominated in a currency other than the RMB are included in statements of operations as foreign currency transaction gain or loss. The financial statements of the Company have been translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. The financial information is first prepared in RMB and then is translated into U.S. dollars at period-end exchange rates for assets and liabilities and average exchange rates for revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Segment Information

ASC 280-10 (formerly, SFAS No. 131), “Disclosure About Segments of and Enterprise and Related Information”, requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Off-Balance Sheet Arrangements

The Company has never entered into any off-balance sheet financing arrangements and has never established any special purpose entities. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

At September 30, 2011, our significant contractual obligations were as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Long-Term Debt Obligations	11,409,940	22,819,880	20,109,794	18,898,713	73,238,327
Capital Lease Obligations	579,020	1,292,599	1,495,504	3,531,529	6,896,652
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	--	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Interest on Capital Lease	523,809	913,059	798,132	2,630,106	4,865,106
Interest on Long-term Debt	3,234,043	4,756,596	2,890,576	1,998,508	12,879,723
Total	$15,746,812	$29,782,134	$25,294,006	$27,058,856	$97,881,808

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our principal executive and principal financial officer began the process of evaluating our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, management concluded that as of the period covered by this quarterly report on Form 10-Q, these disclosure controls and procedures were not effective, as a result of the material weaknesses identified in our internal control over financial reporting. These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.   The Company’s management is also required to assess and report on the effectiveness of the Company’s internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).    Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As of September 30, 2011, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, began the process of evaluating the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework , including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring.

Our management evaluated the design and operating effectiveness of our internal control over financial reporting as part of this assessment, using its knowledge and understanding of our organization, operations, and processes, to determine, in its judgment, the sources and potential likelihood of misstatements in financial reporting.  Based on this assessment, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of September 30, 2011.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified by our management as of June 30, 2011, are described below:

1. We lacked sufficiently-trained personnel to provide for adequate segregation of duties within the accounting system and effective oversight of controls over access, change, data, and security management.  Because this control deficiency, and the related segregation of duties constraints, is pervasive in nature and impacts all significant accounts, our management believes this deficiency rises to the level of material weakness.

2. There is an absence of expertise in the management and staff in maintaining effective internal control, due to the Company’s recent transition from a private company to a public company. Our management believes that the pervasive nature of this control deficiency impact all significant accounts and disclosures and rise to the level of material weakness.

The above material weaknesses are identified based on the management’s evaluation to date. As the Company continues and completes the process of evaluation of internal controls and procedures, material weakness other than discussed above may be identified.

Plan for Remediation of Material Weaknesses

As financial conditions permit, we plan to take the following actions to improve our internal control over financial reporting, including actions to remediate those material weaknesses identified.

1.	Recruit qualified staff for internal control positions and develop a suitable internal control system to provide effective oversight of our internal control over financial reporting.
2.	Conduct an entity level risk assessment by the end of this year.
3.
Step by step to establish a suitable internal control system within the Company in accordance with the SOX compliance requirements. We may look for outside help, including engage the service of qualified consultant with Chinese GAAP, US GAAP and SEC reporting experiences.

Our management will continue to monitor and evaluate the effectiveness of its disclosure controls and procedures, as well as its internal control over financial reporting, on an ongoing basis, and is committed to taking further action and implementing additional improvements, as necessary and as funds allow.  However, our management cannot guarantee that the measures taken or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal control.

Changes in Internal Control over Financial Reporting

As an initial step, the Company added three new accounting staff; each of them will focus on the function of sales, purchase and cost separately during the three months ended September 30, 2011. The Company also hired a local consultant to help in establishing accounting and reporting policy within the Company. We will evaluate the effect of these improvements during the fourth quarter of 2011.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this quarterly report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

The readers should carefully consider the risks and uncertainties described below. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

RISKS RELATED TO OUR BUSINESS

Steel consumption is cyclical and worldwide overcapacity in the steel industry and the availability of alternative products has resulted in intense competition, which may have an adverse effect on our profitability and cash flow.

Steel consumption is highly cyclical and generally follows general economic and industrial conditions both worldwide and in various smaller geographic areas. The steel industry has historically been characterized by excess world supply. This has led to substantial price decreases during periods of economic weakness, which have not been offset by commensurate price increases during periods of economic strength. Substitute materials are increasingly available for many steel products, which may further reduce demand for steel. Additional overcapacity or the use of alternative products could have a material adverse effect upon our results of operations.

Rapidly growing demand and supply in China and other developing economies may result in additional excess worldwide capacity and falling steel prices, which could adversely impact our results.

Over the last several years steel consumption in China and other developing economies such as India has increased at a rapid pace. Steel companies have responded by developing plans to rapidly increase steel production capability in these countries and entered into long-term contracts with iron ore suppliers in Australia and Brazil. Steel production, especially in China, has been expanding rapidly and could be in excess of Chinese demand depending on continuing growth rates. Because China is now the largest worldwide steel producer, any significant excess in Chinese capacity could have a major impact on domestic and international steel trade and prices.

Our subsidiary Hongri Metallurgy's business will suffer if it cannot obtain, maintain or renew necessary filings, approvals, permits or licenses.

All PRC enterprises in the iron and steel industry are required to obtain from various PRC governmental authorities certain permits and licenses, including, without limitation, a business license, a pollution emission license and a National Industrial Product Manufacture License and filing and approval for the production capacity of fixed asset investments.

These filings, approvals, permits and licenses are subject to periodic renewal and/or reassessment by the relevant PRC government authorities, and the standards of compliance required in relation thereto may from time to time be subject to change. Hongri Metallurgy intends to obtain and apply for renewal and/or reassessment of such filings, approvals, permits and licenses when required by applicable laws. However, we cannot assure you that Hongri Metallurgy can obtain, maintain or renew the filings, approvals, permits and licenses or accomplish the reassessment of such permits and licenses in a timely manner. Any changes in compliance standards, or any new laws or regulations that may prohibit or render it more restrictive for us to conduct Hongri Metallurgy's business or increase its compliance costs may adversely affect our operations or profitability. Any failure by Hongri Metallurgy to obtain, maintain or renew the filings, licenses, permits and approvals may have an adverse effect on the operation of Hongri Metallurgy's business.

Hongri Metallurgy is also required to conduct an environmental impact assessment and file such assessment with the local government, as well as to obtain the approval of construction project environment protection completion acceptance from Environmental Protection Bureau of Hebei Province for the production lines. Hongri Metallurgy intends to obtain and apply for the environmental impact assessment and application for construction project environment protection completion acceptance for its production lines. We cannot assure you that Hongri Metallurgy can obtain the requisite approval for the environmental impact assessment and construction project environment protection completion acceptance in a timely manner. Any failure by Hongri Metallurgy to make the filing and obtain the approval for environmental impact assessment may subject Hongri Metallurgy to a fine of approximately RMB 50,000 to RMB 200,000 and any failure by Hongri Metallurgy to obtain the approval of construction project environment protection completion acceptance may subject Hongri Metallurgy to halt the operation or production and a fine up to RMB 100,000, and as a result may have a material adverse effect on Hongri Metallurgy's production and business.

Environmental compliance and remediation could result in substantially increased capital requirements and operating costs.

Our operating subsidiary, Hongri Metallurgy, is subject to numerous Chinese provincial and local laws and regulations relating to the protection of the environment. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Our consolidated business and operating results could be materially and adversely affected if our operating subsidiaries were required to increase expenditures to comply with any new environmental regulations affecting its operations.

We may require additional capital in the future and we cannot assure that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to stockholdings.

The development of high quality precision steel requires substantial funds. Sourcing external capital funds for product development and requisite capital expenditures are key factors that have and may in the future constrain our growth, production capability and profitability. To achieve the next phase of our corporate growth, increased production capacity, successful product development and additional external capital will be necessary. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares of common stock or securities convertible into common stock will cause dilution to the holders of our common stock and could also cause the market price of our common stock to decline.

Because we have entered into a significant number of related party transactions through the course of our routine business operations, there is a risk that we may not be able to control the valuation of such transactions, which could then adversely impact our profitability.

Hongri Metallurgy is 70% owned by YBS Group, who is a major shareholder of some other steel production related companies, mainly Hongrong Iron and Steel Co. Ltd., Wu'an Baoye Coke Industrial Co. Ltd., Wu'an Yuanbaoshan Cement Plant, Wu'an Yuanbaoshan Ore Treatment Plant, Wu'an Yuanbaoshan Industrial Group Go. Ltd - Gas Station and Wu’an Yeijin Iron Co. Ltd.  In the course of our normal business operations, Hongri Metallurgy has purchased raw materials and supplies from these companies and made advances to or owed cash to these companies in respect of these purchases. Hongri Metallurgy has also engaged in sales of its products to the YBS Group. Because such related party transactions may not always be completed at arm’s-length due to their nature, we may not be able to control the valuation of such transactions and as a result, there is a risk that the value of such related party transactions exceeds market value, which could ultimately impact our profitability.

We face significant competition from competitors who have greater resources than we do, and we may not have the resources necessary to successfully compete with them.

There are many manufacturers of steel products in China.  Our business is in an industry that is becoming increasingly competitive and capital intensive, and competition comes from manufacturers located in China as well as from international competition. Our competitors may have financial resources, staff and facilities substantially greater than ours and we may be at a competitive disadvantage compared with larger companies.

We are dependent on our Chinese manufacturing operations to generate our income and profits, and the deterioration of any current favorable local conditions may make it difficult or prohibitive to continue to operate or expand in China.

Our manufacturing operations are located in China and could be affected by, among other things:

•	economic and political instability in China, including problems related to labor unrest;
•	lack of developed infrastructure;
•	variances in payment cycles;
•	currency fluctuations;
•	employment and severance taxes;
•	compliance with local laws and regulatory requirements;

Moreover, inadequate development or maintenance of infrastructure in China, including adequate power and water supplies, transportation, raw materials availability or the deterioration in the general political, economic or social environment could make it difficult, more expensive and possibly prohibitive to continue to operate or expand our facilities in China.

We may not be able to pass on to customers the increases in the costs of our raw materials, particularly crude steel.

We require substantial amounts of raw materials in our business, principally iron ore. Any substantial increases in the cost of iron ore could adversely affect our financial condition and results of operations. The availability and price of iron ore depends on a number of factors outside our control, including general economic conditions, domestic and international supply and tariffs. Increased domestic and worldwide demand for iron ore has had and will continue to have the effect of increasing the prices that we pay for these raw materials, thereby increasing our cost of goods sold. Generally, there is a potential time lag between changes in prices under our purchase contracts and the point when we can implement a corresponding change under our sales contracts with our customers. As a result, we can be exposed to fluctuations in the price of raw materials, since, during the time lag period, we may have to temporarily bear the additional cost of the change under our purchase contracts, which could have a material adverse effect on our profitability. If raw material prices were to increase significantly without a commensurate increase in the market value of our products, our financial condition and results of operations would be adversely affected.

Although we are dependent on a steady flow of raw materials for our operations, we do not have in place long-term supply agreements for all of our material requirements.

As a substantial portion of our raw material requirements is met by Wu'an Yuanbaoshan Industrial Group Co., Ltd. through a strategic relationship.  However, we do not currently have long-term supply contracts with any particular supplier, including Wu'an Yuanbaoshan Industrial Group Co., Ltd., to assure a continued supply of the raw materials we need in our operations. While we maintain good relationships with our suppliers, the supply of raw materials may nevertheless be interrupted on account of events outside our control, which will negatively impact our operations.

The loss of any key executive or our failure to attract and retain key personnel could adversely affect our future performance, strategic plans and other objectives.

The loss or failure to attract and retain key personnel could significantly impede our future performance, including product development, strategic plans, marketing and other objectives. Our success depends to a substantial extent not only on the ability and experience of our senior management, but particularly upon our Chairman, Mr. Liu Shenghong, our Chief Engineer and Plant Manager, Mr. Pan Rutai, and our Chief Financial Officer, Mr. Xiaolong Zhou. We do not currently have in place key man life insurance for these executive officers. To the extent that the services of these officers would be unavailable to us, we would be required to recruit other persons to perform the duties performed by them. We may be unable to employ other qualified persons with the appropriate background and expertise to replace these officers and directors on terms suitable to us.

We may not be able to retain, recruit and train adequate management and production personnel. We rely heavily on those personnel to help develop and execute our business plans and strategies, and if we lose such personnel, it would reduce our ability to operate effectively.

Our continued operations are dependent upon our ability to identify and recruit adequate management and production personnel in China. We require trained graduates of varying levels and experience and a flexible work force of semi-skilled operators. Many of our current employees come from the more remote regions of China as they are attracted by the wage differential and prospects afforded by our operations. With the economic growth currently being experienced in China, competition for qualified personnel is substantial, and there can be no guarantee that a favorable employment climate will continue and that wage rates we must offer to attract qualified personnel will enable us to remain competitive internationally. The inability to attract such personnel or the increased cost of doing so could reduce our competitive advantage relative to other precision steel producers, reducing or eliminating our growth in revenues and profits.

We are subject to risks associated with changing technology and manufacturing techniques, which could place us at a competitive disadvantage.

The successful implementation of our business strategy requires our products and services meet customers’ needs. Our designs and products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. We believe that our customers rigorously evaluate our services and products on the basis of a number of factors, including, but not limited to:

•	quality;
•	price competitiveness;
•	technical expertise and development capability;
•	innovation;
•	reliability and timeliness of delivery;
•	product design capability;
•	operational flexibility;
•	customer service; and
•	overall management.

Our success depends on our ability to continue to meet our customers’ changing requirements and specifications with respect to these and other criteria. There can be no assurance that we will be able to address technological advances or introduce new designs or products that may be necessary to remain competitive within the precision steel industry.

We depend upon independent distributors for a significant portion of our sales revenue, and we cannot be certain that sales to these distributors will continue. If sales to these distributors do not continue, then our sales may decline and our business may be negatively impacted.

We currently supply our steel products in the Chinese domestic market. For the year ended December 31, 2010, there were ten (10) major customers that accounted for approximately 63.05% of the Company's total sales. Two customers accounted for 18% and 10% of sales, respectively. We do not enter into long-term contracts with our customers and therefore cannot be certain that sales to these customers will continue. The loss of any of our largest customers would likely have a material negative impact on our sales revenues and business.

Defects in our products could impair our ability to sell products or could result in litigation and other significant costs.

Detection of any significant defects in our precision steel products may result in, among other things, delay in time-to-market, loss of market acceptance and sales of its products, diversion of development resources, injury to our reputation, litigation or fines, or increased costs to correct such defects. Defects could harm our reputation, which could result in significant costs and could impair our ability to sell our products. The costs we may incur in correcting any product defects may be substantial and could decrease our profit margins.

Failure to optimize our manufacturing potential and cost structure could materially increase our overhead, causing a decline in our margins and profitability.

We strive to utilize the manufacturing capacity of our facilities fully but may not do so on a consistent basis. Our factory utilization is dependent on our success in, among other things:

•	accurately forecasting demand;
•	predicting volatility;
•	timing volume sales to our customers;
•	balancing our productive resources with product mix; and
•	planning manufacturing services for new or other products that we intend to produce.

Demand for contract manufacturing of these products may not be as high as we expect, and we may fail to realize the expected benefit from our investment in our manufacturing facilities. Our profitability and operating results are also dependent upon a variety of other factors, including, but not limited to:

•	utilization rates of manufacturing lines;
•	downtime due to product changeover;
•	impurities in raw materials causing shutdowns; and
•	maintenance of contaminant-free operations.

Failure to optimize our manufacturing potential and cost structure could materially and adversely affect our business and operating results.

Moreover, our cost structure is subject to fluctuations from inflationary pressures in China and specific geographic regions where we conduct business. China is currently experiencing dramatic growth in its economy. This growth may lead to continued pressure on wages and salaries that may exceed our budget and adversely affect our operating results.

Our production facilities are subject to risks of power shortages and risks of halts in production due to government action, which may adversely affect our ability to meet our customers’ needs and reduce our revenues.

Many cities and provinces in China have suffered serious power shortages since 2004. Many of the regional grids do not have sufficient power generating capacity to fully satisfy the increased demand for electricity driven by continual economic growth and persistent hot weather. Local governments have occasionally required local factories to temporarily shut down their operations or reduce their daily operational hours in order to reduce local power consumption levels.

In September 2010, the Company was forced to stop production with all other local steel manufacturers in order to fulfill the quota of “energy-saving and emission-production” by the local government.  There is a risk that our operations may be affected by those administrative measures at another time in the future, thereby causing material production disruption and delay in delivery schedule. In such event, our business, results of operation and financial conditions could be materially adversely affected.

We do have a back-up power generation system in the event natural power outages should occur.

Unexpected equipment failures may lead to production curtailments or shutdowns.

Interruptions in our production capabilities will adversely affect our production costs, products available for sales and earnings for the affected period. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Our manufacturing processes are dependent upon critical pieces of equipment, such as our various cold-rolling mills, as well as electrical equipment, such as transformers, and this equipment may, on occasion, be out of service as a result of unanticipated failures. We have experienced and may in the future experience material plant shutdowns or periods of reduced production as a result of such equipment failures.

We do not currently maintain property damage or business interruption insurance.  If our production facilities were destroyed or significantly damaged as a result of fire or some other natural disaster, it could have a material impact on our operations.

All of our products are currently manufactured at our existing facilities located in Handan City in Hebei Province. Firefighting and disaster relief or assistance in China may not be as developed as in Western countries. We do not maintain property damage insurance covering our inventories and equipment. We do not maintain business interruption insurance. Material damage to, or the loss of, our production facilities due to fire, severe weather, flood or other act of God or cause, even if insured, could have a material adverse effect on our financial condition, results of operations, business and prospects.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than our ownership of our subsidiary.  While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary and/or other holdings and investments.  In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below.  If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations.  Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds.  Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends.  If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our company, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

RISKS RELATED TO DOING BUSINESS IN CHINA

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We currently conduct substantially all of our operations and generate all of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•	a higher level of government involvement;
•	an early stage of development of the market-oriented sector of the economy;
•	a rapid growth rate;
•	a higher level of control over foreign exchange; and
•	the allocation of resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in economic conditions or government policies in China could have a material adverse effect on the overall economic growth in China, which in turn could lead to a reduction in demand for our services and consequently have a material adverse effect on our business and prospects.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

If we are found to have failed to comply with applicable laws, we may incur additional expenditures or be subject to significant fines and penalties.

Our operations are subject to PRC laws and regulations applicable to us. However, many PRC laws and regulations are uncertain in their scope, and the implementation of such laws and regulations in different localities could have significant differences. In certain instances, local implementation rules and/or the actual implementation are not necessarily consistent with the regulations at the national level. Although we strive to comply with all the applicable PRC laws and regulations, we cannot assure you that the relevant PRC government authorities will not later determine that we have not been in compliance with certain laws or regulations.

In addition, our facilities and products are subject to many laws and regulations. Our failure to comply with these and other applicable laws and regulations in China could subject us to administrative penalties and injunctive relief, as well as civil remedies, including fines, injunctions and recalls of our products. It is possible that changes to such laws or more rigorous enforcement of such laws or with respect to our current or past practices could have a material adverse effect on our business, operating results and financial condition. Further, additional environmental, health or safety issues relating to matters that are not currently known to management may result in unanticipated liabilities and expenditures.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

The majority of our revenues will be settled in RMB and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our revenues may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB is no longer pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Currently, some of our raw materials and equipment are imported. In the event that the U.S. dollars appreciate against RMB, our costs will increase. If we cannot pass the resulting increased cost to our customers, our profitability and operating results will suffer.

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our revenues are earned by our PRC subsidiary. However, PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC generally accepted accounting principles to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

You may have difficulty enforcing judgments against us.

We are a Maryland holding company and most of our assets are located outside of the United States. Almost all of our operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Although the recognition and enforcement of foreign judgments are generally provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

PRC State Administration of Foreign Exchange ("SAFE") regulations regarding offshore financing activities by PRC residents which may increase the administrative burden we face. The failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

SAFE, issued a public notice ("SAFE #75") effective from November 1, 2005, which requires registration with SAFE by the PRC resident shareholders of any offshore special purpose company. Without registration, the PRC subsidiary entity cannot remit any of its profits out of the PRC as dividends or otherwise.

In October 2005, SAFE issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE notice, which requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an "offshore special purpose company," for the purpose of overseas equity financing involving onshore assets or equity interests held by them. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC shareholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

Our current beneficial owners and/or prospective shareholders may fall within the ambit of the SAFE notice and be required to register with the local SAFE branch as required under the SAFE notice. If so required, and if such beneficial owners fail to timely register their SAFE registrations pursuant to the SAFE notice, or if future shareholders and/or beneficial owners of our company who are PRC residents fail to comply with the registration procedures set forth in the SAFE notice, this may subject such shareholders, beneficial owners and/or our PRC subsidiaries to fines and legal sanctions and even criminal liabilities under the PRC Foreign Exchange Administrative Regulations promulgated January 29, 1996, as amended, and may also limit our ability to contribute additional capitals, limit our PRC subsidiaries’ ability to distribute dividends to our company, or otherwise adversely affect our business.

Under the New Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

On March 16, 2007, the National People’s Congress of China passed the EIT Law and on November 28, 2007, the State Council of China passed its implementing rules, both of which took effect on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation against non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and its non-PRC stockholders would be subject to a withholding tax at a rate of 10% when dividends are paid to such non-PRC stockholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on enforcement of PRC tax against non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2010 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer, or Circular 698, that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. It is also unclear, in the event that an offshore holding company is treated as a domestically incorporated resident enterprise, whether Circular 698 would still be applicable to transfer of shares in such offshore holding company. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698. If Circular 698 is determined to be applicable to us based on the facts and circumstances around such share transfers, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

Because our funds are held in banks in the PRC that do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

RISKS RELATED TO THE MARKET FOR OUR STOCK

The market price for shares of our common stock could be volatile and could decline.

The market price for the shares of our common stock may fluctuate in response to a number of factors, many of which are beyond our control. In some cases, these fluctuations may be unrelated to our operating performance. Many companies with Chinese operations have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside of our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	our ability to obtain additional financing and, if available, the terms and conditions of the financing;
•	our financial position and results of operations;
•	period-to-period fluctuations in our operating results;
•	changes in estimates of our performance by any securities analysts;
•	substantial sales of our common stock pursuant to Rule 144 or otherwise;
•	new regulatory requirements and changes in the existing regulatory environment;
•	the issuance of new equity securities in a future offering;
•	changes in interest rates; and
•	general economic, monetary and other national conditions, particularly in the U.S. and China.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources. Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. For example, in July 2008, the securities markets in the United States, China and other jurisdictions experienced the largest decline in share prices since September 2001. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock.

We may require additional financing to fund future operations, develop and exploit existing and new products and to expand into new markets. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current shareholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The PRC government may determine that the Entrusted Management Agreement, Exclusive Option Agreement, and Covenant Letter (collectively, the “Entrusted Agreements”) are not in compliance with applicable PRC laws, rules and regulations, thereby rendering the Entrusted Agreements unenforceable and resulting in the deconsolidation of our VIE structure.

We manage and operate Handan Hongri Metallurgy Co., Ltd. (“Hongri”), our operating entity, through Nuosen (Handan) Trading Co. Ltd. (“Nuosen”) pursuant to the rights its holds under the Entrusted Agreements.  By virtue of the Entrusted Agreements, Hongri is a variable interest entity (“VIE”).  Almost all economic benefits and risks arising from Hongri’s operations are transferred to Nuosen under the Entrusted Agreements.  Details of the Entrusted Agreements are set out in “The Company – Corporate History”.

There are risks involved with the operation of our business in reliance on the Entrusted Agreements, including the risk that the Entrusted Agreements may be determined by PRC regulators or courts to be unenforceable, thereby resulting in the de-consolidation of our VIE structure. If the Entrusted Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

•	imposing economic penalties;
•	discontinuing or restricting the operations of Nuosen or Hongri;
•	imposing conditions or requirements with respect to the Entrusted Agreements with which Nuosen or Hongri may not be able to comply;
•	requiring the Company to restructure the relevant ownership structure or operations;

•	taking other regulatory or enforcement actions that could adversely affect our business; and
•	revoking the business licenses and/or the licenses or certificates of Hongri, and/or voiding the Entrusted Agreements.

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of Hongri, which would have a material adverse impact on our business, financial condition and results of operations.

Our ability to manage and operate Hongri under the Entrusted Agreements may not be as effective as direct ownership, which may result in the potential non-performance by Hongri under the Entrusted Agreements.

We conduct our business in the PRC and generate virtually all of our revenues through the Entrusted Agreements. We depend on Hongri to hold and maintain contracts with our customers.  Our plans for future growth are based substantially on growing the operations of Hongri. However, the Entrusted Agreements may not be as effective in providing us with control over Hongri as direct ownership.

Neither CIS nor Nuosen has any ownership interest in Hongri, nor do we have business assets or revenue streams other than through our Entrusted Agreements with Hongri. Although we believe that the Entrusted Agreements are valid, binding and enforceable under current Chinese laws and regulations, these contractual arrangements may not be as effective in providing us with control over Hongri as direct ownership of Hongri would be. In addition, Hongri may breach the contractual arrangements. For example, Hongri may decide not to perform under the Entrusted Agreements by not making contractual payments to Nuosen, and consequently to CIS, in accordance with the existing contractual arrangements. In the event of any such breach, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC law, which we cannot be sure would be always effective in light of uncertainties in the Chinese legal system.

Therefore, if we are unable to effectively control Hongri, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

As the Entrusted Agreements are governed by PRC law, we would be required to rely on PRC law to enforce our rights and remedies under them; PRC law may not provide us with the same rights and remedies as are available in contractual disputes governed by the law of other jurisdictions.

The Entrusted Agreements are governed by the PRC law and provide for the resolution of disputes through arbitral proceedings pursuant to PRC law. If Hongri or its shareholders fail to perform the obligations under the Entrusted Agreements, we would be required to resort to legal remedies available under PRC law, including seeking specific performance or injunctive relief, or claiming damages. We cannot ensure that such remedies would provide us with effective means of causing Hongri to meet its obligations, or recovering any losses or damages as a result of non-performance. Further, the legal environment in China is not as developed as in other jurisdictions. Uncertainties in the application of various laws, rules, regulations or policies in the PRC legal system could limit our ability to enforce the Entrusted Agreements and protect our interests.

Two of our stockholders control us through their position and stock ownership and their interest may differ from other stockholders.

On August 1, 2010, we issued 44,083,529 restricted shares of our common stock, par value $0.0001, to Karen Prudente,  nominee and trustee for Hebei Wu’an Yuanbaoshan Industry Group Co., Ltd. (“YBS Group”), for YBS Group entering into a Entrusted Management Agreement, Exclusive Option Agreement, and a Covenant Letter (collectively, the “Entrusted Agreements”). As such, Ms. Prudente has the right to vote on each of the shareholders of YBS Group’s behalf all of their voting rights with respect to their shares of the Company. In addition, we issued 17,493,463 restricted shares of our common stock to Fakei Investment (Hongkong) Limited (“Fakei”) for Fakei entering into the Entrusted Agreements. These shares were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis that they were issued under circumstances not involving a public offering.

Upon exercise of the call option agreement entered into on August 1, 2010, by and between Karen Prudente and the YBS Group, Karen Prudente will transfer all restricted shares of our common stock that she received to the shareholders of YBS Group subject to the terms and conditions thereunder and entrust the shareholders of YBS Group with her voting rights in the Company. Accordingly, YBS Group beneficially owns 60% of our common stock through their holdings of Karen Prudente’s shares. Fakei beneficially owns 24% of our common stock.

Prior to the exercise of the call option, Karen Prudente and Fakei will be able to influence the outcome of stockholder votes. Upon the occurrence of an exercise of the call option, both YBS Group and Fakei will be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions such as business combinations. Their interests may differ from that of other stockholders.

We are not likely to pay cash dividends in the foreseeable future.

We intend to retain any future earnings for use in the operation and expansion of Hongri Metallurgy's business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

There is currently no trading market for our common stock.

Our common stock is not quoted on any exchange or inter-dealer quotation system. There is no trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any quotation system (including, without limitation, the NASDAQ Stock Market and the FINRA over-the-counter Bulletin Board). You may not be able to sell your shares due to the absence of a trading market.

Our common stock may be also subject to the "penny stock" rules to the extent that its price is below $5.00, which rules require delivery of a schedule explaining the penny stock market and the associated risks before any sale. These requirements may further limit your ability to sell your shares.

Our common stock is illiquid and subject to price volatility unrelated to our operations.

If a market for our common stock does develop, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting us or our competitors. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We are authorized to issue "blank check" preferred stock, which, if issued without stockholders approval, may adversely affect the rights of holders of our common stock.

We are authorized to issue 20,000,000 shares of preferred stock, of which 10,000,000 shares have been designated as Series A Preferred Stock. As of February 7, 2011 there are no shares of Series A Preferred Stock issued and outstanding. The Board of Directors is authorized under our Articles of Amendment to provide for the issuance of additional shares of preferred stock by resolution, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the stockholders. Any shares of preferred stock so issued are likely to have priority over the common stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for our company and thereby prevent stockholders from receiving the maximum value for their shares. We have no present intention to issue any shares of its preferred stock in order to discourage or delay a change of control. However, there can be no assurance that preferred stock will not be issued at some time in the future.

Our shares may become subject to the U.S. “Penny Stock” Rules and investors who purchase our shares may have difficulty re-selling their shares as the liquidity of the market for our shares may be adversely affected by the impact of the “Penny Stock” Rules.

Our stock may become subject to U.S. "Penny Stock" rules, which may make the stock more difficult to trade on the open market. Our common shares are expected to trade on the OTCBB. A "penny stock" is generally defined by regulations of the U.S. Securities and Exchange Commission ("SEC") as an equity security with a market price of less than US$5.00 per share. However, an equity security with a market price under US$5.00 will not be considered a penny stock if it fits within any of the following exceptions:

(i)	the equity security is listed on a national securities exchange;
(ii)
the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least US$5,000,000, or (b) average annual revenue of at least US$6,000,000; or

(iii)	the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least US$2,000,000.

If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock is currently subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share.

The anticipated low price of our common stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock also limits our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker's commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, our shareholders may pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

The issuance of shares through our stock compensation plans may dilute the value of existing stockholders and may affect the market price of our stock.

Although we do not have an option or other equity-based incentive plan at present, in the future we may use stock options, stock grants and other equity-based incentives, to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives will result in an immediate and potentially substantial dilution to our existing stockholders and could result in a decline in the value of our stock price. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which became effective on July 21, 2010, has amended Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”). The rules adopted by the SEC pursuant to the Act require an annual assessment of our internal control over financial reporting. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2012 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. Pursuant to the amended Act, as neither a “large accelerated filer” nor an “accelerated filer”, we are exempt from the requirements of Section 404(b) of the Act to obtain an auditor’s report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting.

A large number of shares will be eligible for future sale and may depress our stock price.

We may be required, under terms of future financing arrangements, to offer a large number of common shares to the public, or to register for sale by future private investors a large number of shares sold in private sales to them.

Sales of substantial amounts of common stock, or a perception that such sales could occur, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities, either of which would decrease the value of any earlier investment in our common stock.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     (REMOVED AND RESERVED)

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit Index

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Extension Presentation Linkbase**

* Filed herewith.

** Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA INDUSTRIAL STEEL INC.

Dated: November 14, 2011	By:	/s/ Liu Shenghong
Liu Shenghong
Chief Executive Officer and Chairman
(Chief Executive Officer)

	By:	/s/ Xiaolong Zhou
Xiaolong Zhou
Chief Financial Officer
(Principal Accounting and Financial Officer)