Form 10-K
period 2011-12-31
China Industrial Steel Inc.
filed 2012-03-29
CIK 1510871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to __________

Commission file number 333-172135

CHINA INDUSTRIAL STEEL INC.
(Exact name of registrant as specified in its charter)

Maryland	27-1847645
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

110 Wall Street, 11th Floor, New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 328 1502

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          ☐ Yes                 ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☒ Yes                 ☐ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 31, 2011, the Company was not listed in any US security market yet. The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of June 30, 2011 was not available.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   ☐  Yes  ☐  No

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☐ Yes  ☐ No

The number of shares of common stock outstanding as of March 22, 2012 is 73,542,058.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases.     We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-K. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-K describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-K or the date of documents incorporated by reference herein that include forward-looking statements.

PART I

Item 1.	Business

Business Overview

 We are a holding company that, through our wholly-owned Chinese subsidiary Nuosen and our variable interest entity (“VIE”) Hongri Metallurgy, produces and sells steel plate, bar and billet in China. The Company currently operates four production lines with an aggregate production capacity of 2.3 million metric tons of steel per year from its headquarters on approximately 1,000 acres in Handan City in Hebei Province, PRC.

We have a strategic relationship with Wu’an Yuanbaoshan Industrial Group Co., Ltd. (“YBS Group”), a multi-industrial conglomerate, which, among other things, is engaged in the production of pig iron, cement, and the operation of a gas power plant. Under the laws of the PRC, certain restrictions are placed on round trip investments through an acquisition of a PRC entity by an offshore special purpose vehicle owned by one or more PRC residents as well as on foreign investment in iron and steel industry. To comply with these restrictions, on August 1, 2010, Northern Steel, through Nuosen, entered into a Entrusted Management Agreement, Exclusive Option Agreement, and a Covenant Letter (collectively, the “Entrusted Agreements”) with Hongri Metallurgy and the shareholders of Hongri Metallurgy, Fakei Investment (Hongkong) Limited (“Fakei”) and YBS Group, (Fakei and YBS Group are collectively referred to as the “Hongri Metallurgy Shareholders”).    We issued 44,083,529 restricted shares of our common stock to Karen Prudente, a U.S. resident who entered into call option agreements (collectively, the “Call Option Agreements”) respectively with the shareholders of YBS Group, for YBS Group entering into the Entrusted Agreements. In addition, we issued 17,493,463 restricted shares of our common stock to Fakei, for Fakei entering into the Entrusted Agreements. According to the Call Option Agreements, Karen Prudente would transfer all restricted shares of our common stock that she received to the shareholders of YBS Group subject to the terms and conditions thereunder and entrust the shareholders of YBS Group with her voting rights in the Company. These restricted shares issued to Karen Prudente and Fakei were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis that they were issued under circumstances not involving a public offering. As a result of the aforementioned transaction, the shareholders of YBS Group and Fakei obtained control of the Company.

We serve various industries and produce a variety of steel products, including billet, steel plate, steel bar and steel wires.  Our products are typically used in ship building, construction, industrial manufacturing and infrastructure projects. Steel billet is also occasionally sold to end users to develop into plates and bars.

Our principal executive offices are located at 110 Wall Street – 11th Floor, New York, NY, 10005 and our U.S. telephone number is (646) 328-1502 and the telephone number at our production facility in the PRC is (86)-310-5919498.

Corporate History

We were incorporated in the State of Maryland on January 27, 2010.

On February 5, 2010, we formed Northern Steel Inc., a Colorado corporation as our wholly-owned subsidiary. On July 15, 2010, Northern Steel formed Nuosen (Handan) Trading Co. Ltd. (“Nuosen”), a limited liability company organized under the laws of the PRC, as its wholly-owned subsidiary (commonly termed as “WOFE” under PRC law).

Under the laws of the PRC, certain restrictions are placed on round trip investments through an acquisition of a PRC entity by an offshore special purpose vehicle owned by one or more PRC residents as well as on foreign investment in iron and steel industry. To comply with these restrictions, on August 1, 2010, Northern Steel, through Nuosen, entered into a Entrusted Management Agreement, Exclusive Option Agreement, and a Covenant Letter (collectively, the “Entrusted Agreements”) with Hongri Metallurgy and the shareholders of Hongri Metallurgy, Fakei Investment (Hongkong) Limited (“Fakei”) and Hebei Wu’an Yuanbaoshan Industry Group Co., Ltd. (“YBS Group”), (Fakei and YBS Group are collectively referred to as the “Hongri Metallurgy Shareholders”).    We issued 44,083,529 restricted shares of our common stock to Karen Prudente, a U.S. resident who entered into call option agreements (collectively, the “Call Option Agreements”) respectively with the shareholders of YBS Group, for YBS Group entering into the Entrusted Agreements. In addition, we issued 17,493,463 restricted shares of our common stock to Fakei, for Fakei entering into the Entrusted Agreements. According to the Call Option Agreements, Karen Prudente would transfer all restricted shares of our common stock that she received to the shareholders of YBS Group subject to the terms and conditions thereunder and entrust the shareholders of YBS Group with her voting rights in the Company. Karen Prudente’s role with respect to the restricted shares held by the shareholders of YBS Group  is to manage the trust of the shareholders of YBS Group. While Ms. Prudente exercises sole voting power with respect to the shares held in the name of the shareholders of YBS Group, she disclaims beneficial ownership of such shares. These restricted shares issued to Karen Prudente and Fakei were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis that they were issued under circumstances not involving a public offering. As a result of the aforementioned transaction, the shareholders of YBS Group and Fakei obtained control of the Company.

Generally, we provide Hongri Metallurgy with management services pursuant to the Entrusted Agreements, the material terms which are as follows:

•  Entrusted Management Agreement – pursuant to this agreement entered into by and among the Hongri Metallurgy Shareholders, Hongri Metallurgy, and Nuosen, the Hongri Metallurgy Shareholders and Hongri Metallurgy entrust the management of Hongri Metallurgy to Nuosen until (a) the winding up of Hongri Metallurgy, or (b) the date on which Nuosen acquires Hongri Metallurgy. During the term, Nuosen is fully and exclusively responsible for the management of Hongri Metallurgy. In consideration of such services, the Hongri Metallurgy Shareholders and Hongri Metallurgy will pay a fee to Nuosen as set forth in the agreement. The fee payable to Nuosen by Hongri Metallurgy shall be equal to the before-tax profit of Hongri Metallurgy since August 1, 2010, when such agreement became effective. However, the Company currently intends to either reinvest or retain all of the income granted by Hongri Metallurgy for strategic expansion purposes into the foreseeable future.

•
Exclusive Option Agreement – pursuant to this agreement entered into by and among Nuosen, the Hongri Metallurgy Shareholders, and Hongri Metallurgy, the Hongri Metallurgy Shareholders grant Nuosen an irrevocable exclusive purchase option to purchase all or part of the shares of Hongri Metallurgy, currently owned by any of the Hongri Metallurgy Shareholders. Further, Hongri Metallurgy grants Nuosen an irrevocable exclusive purchase option to purchase all or part of the assets and business of Hongri Metallurgy. Nuosen and the Hongri Metallurgy Shareholders will enter into relevant agreements regarding the price of acquisition based on the circumstances of the exercise of the option, and the consideration shall be refunded to Nuosen or Hongri Metallurgy at no consideration in an appropriate manner decided by Nuosen. Upon the exercise of the option, Nuosen will be subject to non-competition restrictions as set forth in the agreement.

•
Covenant Letter – pursuant to this letter, the Hongri Metallurgy Shareholders irrevocably covenant that without the prior written consent of Nuosen, the Hongri Metallurgy Shareholders would not transfer, pledge, or create any encumbrance in other way on all or part of the contribution and share equity of Hongri Metallurgy, or increase or decrease the registered capital of Hongri Metallurgy, or divide or merge the Company or conduct any other activity which would change the registered capital or shareholding structure of Hongri Metallurgy.

Through the Entrusted Agreements, we have the ability to substantially influence Hongri Metallurgy’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of the Entrusted Agreements, which enable us to control Hongri Metallurgy and operate our business in the PRC through Hongri Metallurgy, we are considered the primary beneficiary of Hongri Metallurgy.

Although we have no equity ownership interest in Hongri Metallurgy, we are entitled to receive all the profits of Hongri Metallurgy, and we are obligated to pay its debts to the extent that Hongri Metallurgy does not have enough funds to repay such debts.

As a result of the foregoing, we are required to consolidate the financial statements of Hongri Metallurgy under GAAP.

Call Option Agreement

Liu Shenghong, our Chairman of Board of Directors and one of the shareholders of YBS Group and other several the shareholders of YBS Group (each of them, a “Purchaser”) have entered into call option agreements, dated as of August 10, 2010 (collectively, the “Call Option Agreements”), with Karen Prudente, the nominee and trustee of YBS Group, pursuant to which they are entitled to purchase up to 100% of the issued and outstanding shares of Karen Prudente at a price of $0.0001 per 100 shares for a period of five years as outlined in the Call Option Agreements: the Option may be exercised, in whole or in part, in accordance with the following schedule:  34% of the Option Shares subject to the Option shall vest and become exercisable on January 1, 2012; 33% of the Option Shares subject to the Option shall vest and become exercisable on January 1, 2013 and 33% of the Option Shares subject to the Option shall vest and become exercisable on January 1, 2014. 34% of the Option Shares became exercisable after December 31, 2011. The shareholders did not exercise these Option Shares as of the date of this report.

Corporate Structure

The following diagram sets forth the current corporate structure of the Company:

China Industrial Steel Inc.*
(a Maryland corporation)
100% ownership
Northern Steel Inc.
(a Colorado corporation)
100% ownership
Nuosen (Handan) Trading Co. Ltd.
(a PRC company)
Contractual Relationship
100% Voting Power
Entitled to Profit & Loss
Hebei Wu'an Yuanbaoshan Industry Group Co., Ltd.
(a PRC company)
70% ownership
Handan Hongri Metallurgy Co. Ltd.
(a PRC company)
30% ownership
Fakei Investment (Hongkong) Limited
(a PRC company)

* Hebei Wu’an Yuanbaoshan Industry Group Co., Ltd. and Fakei Investment (Hongkong) Limited own 44,083,529 and 17,493,463, respectively, of our shares.

Summary

None of China Industrial Steel, Northern Steel and Nuosen has any operations or plans to have any operations in the future other than acting as a holding company and management company for Hongri Metallurgy and raising capital for its operations. However, we reserve the right to change our operating plans regarding China Industrial Steel, Northern Steel and Nuosen.

History of Hongri Metallurgy

Hongri Metallurgy, the primary entity through which we operate our business, was formed on March 7, 2007 as a limited liability company under the laws of the PRC, under the approval of Commerce Bureau of Handan Municipal. In August 2010, Hongri Metallurgy and Nuosen, a wholly-owned subsidiary of Northern Steel, entered into a number of contractual agreements by which Nuosen was entrusted to manage and operate Hongri Metallurgy. These contractual agreements, described in further detail above, also provide for the consolidation of the financial statements of China Industrial Steel, Northern Steel, Nuosen, and Hongri Metallurgy.

Business of Hongri Metallurgy

We are a holding company that, through our wholly-owned subsidiary Northern Steel and its wholly-owned subsidiary, Nuosen, and its variable interest entity ("VIE") Hongri Metallurgy, manufactures in the PRC steel plate, bar and billet.

Hongri Metallurgy currently operates four production lines with an aggregate production capacity of 2.3 million metric tons of steel per year from its headquarters on approximately 1,000 acres in Handan City in Hebei Province.

Hongri Metallurgy has a strategic relationship with Wu'an Yuanbaoshan Industrial Group Co., Ltd. (“YBS Group”), a multi-industrial conglomerate with approximately 4.35 billion Yuan in assets, including fixed assets of 2.85 billion Yuan, with 4,500 employees, achieved sales revenue of 5.59 billion Yuan and profits of 650 million Yuan.  Under the laws of the PRC, certain restrictions are placed on round trip investments through an acquisition of a PRC entity by an offshore special purpose vehicle owned by one or more PRC residents as well as on foreign investment in iron and steel industry. To comply with these restrictions, on August 1, 2010, Northern Steel, through Nuosen, entered into a Entrusted Management Agreement, Exclusive Option Agreement, and a Covenant Letter (collectively, the “Entrusted Agreements”) with Hongri Metallurgy and the shareholders of Hongri Metallurgy, Fakei Investment (Hongkong) Limited (“Fakei”) and YBS Group, (Fakei and YBS Group are collectively referred to as the “Hongri Metallurgy Shareholders”).    We issued 44,083,529 restricted shares of our common stock to Karen Prudente, a U.S. resident who entered into call option agreements (collectively, the “Call Option Agreements”) respectively with the shareholders of YBS Group, for YBS Group entering into the Entrusted Agreements. In addition, we issued 17,493,463 restricted shares of our common stock to Fakei, for Fakei entering into the Entrusted Agreements. According to the Call Option Agreements, Karen Prudente would transfer all restricted shares of our common stock that she received to the shareholders of YBS Group subject to the terms and conditions thereunder and entrust the shareholders of YBS Group with her voting rights in the Company. These restricted shares issued to Karen Prudente and Fakei were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis that they were issued under circumstances not involving a public offering. As a result of the aforementioned transaction, the shareholders of YBS Group and Fakei obtained control of the Company.

YBS Group consists of Hongrong Iron and Steel Co., Ltd., which has annual output of 2 million tons of pig iron; one cement plant with 250,000 tons production capacity per year; one coking plant has 1.2 million tons output annually; gas power plants in generating 300 million kwh per year; one acid groups Ball Plant, and Wu'an Prosperous Materials Corporation and Hongri Metallurgy.

Hebei is one of China’s leading steel producing provinces, and steel production is a significant component of the regional economy.  Our business model relies on a lean infrastructure with a strong focus on production.  Functions outside of manufacturing are outsourced to third parties, including related parties, enabling us to remain profitable in a highly competitive market.

We serve various industries and produce a variety of steel products including: billet, steel plate and steel bar. While the vast majority of our sales are made to distributors and traders, our products are typically used in ship building, construction, industrial manufacturing, and infrastructure projects.  Steel billet is also occasional sold to end users to develop into plates and bars.

Our first production process, steel making transforms iron to steel for further fabrication. At this stage impurities such as sulfur, phosphorus, and excess carbon are removed from the raw iron, and alloying elements such as manganese, nickel, chromium and vanadium are added to produce specific types of steel. Upon completion of the process the iron becomes steel billet, a cast semi-finished product which can then be formed into steel coil, medium plate or bar.  The Company had completed construction of steel production phase II in 2009. Total steelmaking capacity was increased to 2.3 million tons in 2009 from 1.3 million tons in 2008. Total production of steelmaking to total capacity utilization rate was approximately 67%, 47%, 90% and 45% in 2011, 2010, 2009 and 2008, respectively.

Our second production process, steel rolling, uses hot rolling technology to produce plate and bar steel.  The facilities produce thin, flat sheets that are used in metalworking, and can be cut and bent into a variety of different shapes.  Our medium plate line produce carbon element structural armor plate, high quality carbon element structural armor plate, low alloy structural armor plate, shipbuilding armor plate, boiler armor plate, pressure vessel plate, automotive frame plate, automotive frame plate and pipeline steel. The second plate production line has been added in 2009. Steel plate production capacity was increased to 1,400,000 tons per year in 2009 from 600,000 tons per year in 2008. In addition, the construction of a new 600,000 ton steel bar production line was completed in 2009. Total steel rolling capacity, including steel plate and steel bar production is 2 million tons. Total production of steel rolling to total capacity utilization rate was approximately 49%, 44%, 58% and 83% in 2011, 2010, 2009 and 2008, respectively.

As of December 31, 2011, we had an annual steel production capacity of approximately 2.3 million tons. The facilities were operated at  approximately 67% of total capacity in 2011. As of December 31, 2011, we had an annual steel processing capacity of approximately 2.0 million tons. The facilities were operated at approximately 49% of total capacity in 2011. We are currently seeking capital to supplement the funding of further expansion and diversifying of production and processing capacity to take advantage of market demand.  In particular, we are seeking to add a production line to produce a coated steel product, known as Galvalume™, which is primarily used in the automotive and home appliance industry.  The planned facility will have an annual capacity of 400,000 tons per year and will enable us to take advantage of the forecasted growth in China’s domestic consumer goods sector. This production line is still in the planning stage.

Industry Overview

China is the world’s largest steel producing country, responsible for over one-third of the global supply of steel. Steel production has been, and continues to be an integral part of China’s economic growth.  Historically much of China’s steel production was tagged for export to more industrial nations such as the United States.  As with many other low value-added, labor-intensive sectors, China was successful in establishing a prominent position in the global steel market by pegging its currency, providing cheap labor through state-subsidized operations, and ignoring environmental impact.  Privately run manufacturers were further subsidized through value added tax rebates on steel exports.

While these tactics served the nation’s economy well, during the past decade several trends were established which have caused the government to revise their policies.  First, on the domestic front, as China continues to build infrastructure and move toward a consumer-driven economy, domestic demand for steel has grown substantially.  Conversely, because China focused the vast majority of its resources on being the low-cost provider, its development of high precision/ high technology products and modern manufacturing facilities lagged other industry participants.

In the global arena, as China increases its presence on the world stage, its policies with regard to worker’s rights and environmental impact are increasingly garnering comment from the rest of the world.  Further, as the effects of the global financial crisis maintain a stranglehold on most of the world’s “modern” economies, China faces increasing pressure to eliminate some of the subsidies and artificial restraints implemented by the central government.

Recent Government Initiatives

In its efforts to maximize economic growth and minimize global criticism, the Chinese government has taken several measures to modify its fragmented steel industry.

With an estimated 1,000 mills throughout the country, China’s steel manufacturing sector was initially dominated by state-owned enterprises.  However, the substantial demand and potential for profit resulted in numerous private steel makers, some of which grew to a sizable scale, but with many smaller independent facilities.  In an effort to eliminate obsolete and inefficient producers, in May of 2010, the central government established a detailed set of guidelines with regard to the operation of existing plants including energy usage, plant emissions and production levels.  The guidelines also prohibit local governments from approving projects that increase steel production capacity before the end of 2011. More specifically, the guidelines propose new capacity levels for iron-making and steel-making projects, and do not apply to steel processing projects. Accordingly, since the Company does not have any investments in new or expanded iron-making or steel-making projects, these guidelines are anticipated to have no impact on our business development.  We note that our plan to add a production line to produce a coated steel product, known as Galvalume™, which is primarily used in the automotive and home appliance industries, is considered a steel processing project, and therefore, is not subject to these government guidelines. Moreover, the Galvalume™ project has received preliminary approval from the local government.

While this is seen by some as an attempt to appease the international community and facilitate the modernization of China’s steel industry, the PRC has had only limited success with previous attempts to implement policy to curb expansion in this sector.  This is largely a result of the nature of China’s steel industry.  About half of China’s steel capacity is privately controlled, with 35% owned or controlled by provincial governments, according to Xu Zhongbo, an analyst at Beijing Metal Consulting, a private-sector consulting firm.  Provincial governments have not been aggressive in enforcing the new guidelines as steel production provides substantial economic benefit to regional communities, in the way of tax revenue and job creation.

These policies have also been undermined by the success of the country’s overall stimulus efforts.  The Government’s direct investment in infrastructure has resulted in the startup of numerous projects, many of which rely on a ready supply of steel suitable for all levels of construction.

However, more recently, the PRC implemented broad, temporary shutdowns in particular geographic markets, including Hebei.  While unpopular with manufacturers in the short run, did have several positive effects.  It reduced steel supply, thus strengthening pricing, while decreasing demand for raw materials, specifically weakening the pricing strength of leading iron ore suppliers.  Smaller firms that were unable to sustain their operation through the shutdown were closed, eliminating inefficient manufactures.

Government Regulation

According to the Decision regarding Investment System Reform by the State Council, promulgated on July 16, 2004, the Foreign Invested Project Approval Administration Interim Regulations, promulgated by the State Development and Reform Commission on October 9, 2004, and Hebei Province Foreign Invested Project Approval Administration Interim Regulations, promulgated by the Development and Reform Commission of Hebei Province on November 19, 2004, foreign invested projects of encouraged and permitted items with total investment no more than  USD 50 million shall be approved by Development and Reform department of municipal level, and total investment no more than USD 100 million by provincial level.

On May 4, 2010, State Development and Reform Commission issued the Circular concerning Lowing the Approval Level of Foreign Investment Projects, foreign invested projects of encouraged and permitted items with total investment no more than USD 300 million can be approved by provincial authority.

According to the Foreign Investment Industry Guide Catalogue, promulgated by State Development and Reform Commission and Ministry of Commerce, revised in 2004 and 2007, steel-making and steel-rolling, the main business of the Company, are permitted items.

On March 5, 2007, 600,000 tons mid-thick steel plate project of the Company was approved Development and Reform Commission of Wu’an City. Development and Reform Commission of Wu’an City also approved the application of the Company’s adding steel-making into its business scope on April 17, 2009.

Effect of Existing or Probable Government Regulation on the Business

Before starting each of its operations or any other relevant construction project, the Company must secure approval from the Environment Protection Bureau of Hebei Province.  Hongri Metallurgy must also secure a final approval once construction is completed before the operation commences.

To management’s knowledge, all current production and operating activities are in compliance with the environmental protection requirements.

Market Demand

China steel industrial sector is facing over capacity and high debt to equity ratio issues. The Management believes that the domestic market demand for steel will fall in 2012 as investment in infrastructure and industrial production may slow down compared with this year. Comparing to 2011, there’s a demand recovery from the automobile sectors and construction sectors, such like the government efforts to continue to build protection house will also to support the construction sector.

After all is said and done, the Chinese steel industry continues to experience solid fundamental trends and favorable supply and demand dynamics. In addition to the overall improvements in China’s economy, the increased demand for steel results from several trends within the overall economy.

China’s real estate sector has been very instrumental in the growth of domestic steel demand.  Housing sales growth in 2009 was solid with new starts particularly strong in the second half of the year.  While housing sales have weakened a bit in the first half of 2010, China is still in early-phase of urbanization, thus the trend is expected to turn upward again.

China’s auto sales continue to increase, despite the financial crisis, due to improving consumer confidence as well as the purchase tax reduction and higher auto replacement subsidy introduced by the government.

China’s total steel production for 2012 will be 730 million tons, while the growth rate is expected to be 6%, lower than the 7% seen for 2011. Steel exports for 2012 will also be less than 2011, estimated at 40 million tons. Exports of steel  between January and September of 2011 have reached 37.15 million tons.

Competitive Environment

World-renown steel producers such as Shanghai Baosteel Group and Magang Group Holding Company Limited concentrate on the production of crude steel and hot-rolled steel from iron ore imported from Brazil and Australia. Hot-rolled steel coils produced by these steelmakers are then supplied as raw materials to high precision steel manufacturers, such as the Company, for further cold processing to meet specific market demand.

Regional manufacturers can be characterized into five groups, as follows.

Industry Leaders -- These firms incorporate advanced production technologies and sophisticated management teams.  Regional manufacturers in this division include Handan Iron and Steel Group Co., Ltd, Xin Xing Ductile Iron Pipe Co., Ltd, and Tian Tie Group, each of which has substantial production capacity.

High End Producers -- Companies in this group integrate iron making, steel making and rolling, to produce high-end products including, billet, hot rolled plate, and hot rolled strips, and have strong production capacity.  High end producers include China Industrial Steel, Wen Feng Iron and Steel Co., Ltd., and Zongheng Iron and Steel Co., Ltd.

Mid-Level “Country” Producers -- These firms produce low-end billet, steel and iron.  They have ample capacity, however the quality of their products are relatively low. Companies in this group include Puyang Iron and Steel Co., Ltd. and Dongshan metallurgy Industry Co., Ltd.

Independent /Private Producers – These enterprises tend to be small and low tech, and include iron-smelting, rebar, round bar steel, ribbon steel and section steel, such as Wen An Iron and Steel Co., Ltd and Wu An Bao Feng Iron and Steel Co., Ltd

Proprietary/Specialized – There is only one specialized manufacturer in Handan – Xinxing ductile pipes co., ltd – which produces ductile iron pipe and ductile iron fittings.

Thus, while we clearly do face competition, management believes that it is well positioned within the sector to sustain considerable growth going forward.  Following is a brief discussion of our strengths within the overall sector and its regional market.

Hebei Province is the biggest iron and steel manufacturing province in China, accounting for an estimated 60% of the PRCs total production capacity, and within the province, Handan and Wuan (where our facilities are located) are the most important regions in Hebei.  Management believes there are numerous advantages to be gained as a result of being headquartered in Hebei.

“Brand Name” Recognition – Hebei is associated with steel production, and as such attracts customers, management, labor and financing resources interested in the sector.

Competitive Cluster – Steel manufacturers and related companies located in Hebei are quick to hear about new strategies and innovations of their counterparts, in addition to getting feedback on their own products.

Strong Alliances Related Parties – A common shareholder has resulted in us developing an excellent working relationship with Wuan Yuan Bao Shan Industrial Group, one of biggest iron makers in local market.

Specifically within our market -- ultra-thin cold-rolled precision steel – the other regional manufacturer is Qinghuangdao Longteng Precision Strip Co., Limited, or Longteng. However, Longteng’s production capabilities are currently for cold-rolled steel with widths of approximately 400 mm, whereas our mills can provide widths of 1000 mm to 1400 mm (with a 1450 mm line in planning).  Consequently, Longteng’s products are largely sold in different segments and are not considered by management to be direct competition.

In the high carbon cold-rolled steel segment, our main competition is from Shinwha Steel Co., Ltd. in Korea.  There are also potential competitors currently constructing mills that are expected to produce precision and specialty steel products both for the domestic China market and for export.

Within the regional Handan market, there are currently more than 40 steel manufacturers. Only Baosteel and Ansteel have annual output beyond 10 million tons. As for annual output of more than 5 million tons, 15 of China producers fall into the category, and they account for only 45% of the country’s steel output, 11 are producing between 1 and 5 million metric tons, with the remainder being small operations of less than 1 million metric tons annually.  Based upon information obtained from the China Metallurgical Industry Planning and Research Institute, management estimates that approximately 65% of China’s steel production is low-end, or long products and approximately 35% are high-end, high value rolled steel strips.

The Company utilizes product performance and pricing as its principal methods of competition.

Regarding product performance, Hongri Metallurgy as a private enterprise, has flexibility in its production and the management of production as compared to national enterprises. Generally, national steel companies manufacture their products on standard models. Hongri Metallurgy, however, develops, designs and manufactures products based on orders from our customers. Moreover, as Hongri Metallurgy offers various types of products, we can better satisfy the needs of our customers while also increasing the output of our products. The negative factors pertaining to our product performance is that we may encounter a higher level of difficulty in production coordination along with an increase in production costs due to our diverse product performance. However, our diversified products also enable us to price high enough to absorb the increase in such costs.

Regarding pricing, Hongri Metallurgy has flexibility in pricing as a private enterprise enabling us to adjust prices to adapt to market demands. The positive aspect of our pricing flexibility is that adjustments to pricing to meet market demands can increase the gross profit rate of products in good market conditions for steel, while retaining customers using pricing advantages and favorable payment terms in bad market conditions for steel. The negative aspect of our pricing flexibility is that the increase of gross profit rates in good market conditions may result in the loss of customers, and favorable payment terms may increase financial costs to the Company in bad market conditions for steel.

Manufacturing Process

Steel is an alloy consisting mostly of iron, with carbon content between 0.2% and 2.1% by weight, depending on the grade.  Carbon is the most cost-effective alloying material for iron, but various other alloying elements are also used such, as manganese, chromium, vanadium, and tungsten.  These elements act as a hardening agent for the steel and by varying the amount and form (i.e., solute, precipitate) of these alloying elements in the steel, manufacturers can control certain qualities such as the hardness, ductility, and tensile strength of the resulting steel.

Making steel is essentially a three-phase process as illustrated in the following diagram.  We possess one steel-making production line and three rolled production line.

Iron-making
Washery Coal
Pellet
Iron ore
Coke oven
Frit
Coke
Fritting ore
Blast furnace
Iron
Steel-making
Iron/ scrap steel
Converter
Hot steel
Belt caster
Steel billet
Rolling
Steel Bar works
Steel Plate works I
Steel Plate works II
Steel Bar
Medium plate

Products

Products are typically categorized as low-end (long products such as pipes, tubes, wires and rods) and high end (flat products such as hot-rolled steel or cold-rolled steel strips). We produce a limited number of high-end steel products which are used in a broad variety of manufacturing and industrial applications.  Each application requires specific criteria in order to optimize the end product.  We work carefully with our customers and distributors to determine the proper makeup and form of the steel that will satisfy their needs.

Following is an overview of the products that we are currently manufacturing.

Steel Billet

Steel billet is the basic material for many steel-based products.  Made by molding molten liquid, and are later exposed to extremely low temperatures to allow the metal to take shape and solidify in chemical structure. The temperature manipulates the metal’s physical properties, and tones its strength and durability. Steel billets have distinct characteristics as compared with already furnished steel bar and products. Billets have a specific grain structure, which enables the metal to be processed more intricately.  We have one steel billet production line, which can produce 2.3 million tons per year.

Hot Rolled Steel Plate

Steel plate is made by hot-rolling steel from either semi-finished slabs or directly from steel billet into rectangular shapes or coils. Our facilities can produce steel bars and wire rods from a variety of steels in several different strength grades.

Hot Rolled Steel Bar (including high-speed wire)

Steel bar is commonly used as a tensioning device in reinforced concrete and reinforced masonry structures holding the concrete in compression, and given ridges or buildings for better mechanical anchoring into the concrete. Steel bar is a kind of building material with is used most. We have one steel bar production line, which can produce 0.6 million tons steel bar or 0.4 million tons high-speed wires per year.

Reinforcing Steel

Reinforced concrete was created based on the principle that by adding a material to concrete it would be sounder structurally.  Steel is the best material for reinforcing concrete because the properties of expansion for both steel and concrete are approximately the same; that is, under normal conditions, they will expand and contract at an almost equal rate. For this reason, reinforcing steel is widely used in the construction industry.

However, because the quality of reinforcing steel has direct effect on a construction project’s quality and safety, the China National Development and Reform Commission limits the number of production permits for reinforcing steel to qualified manufacturers. CIS is one of only two permitted steel makers in Handan City.

Pricing Model

We generally set prices for our customers on a month by month basis.  Pricing is adjusted continually based on an evaluation of local steel market prices.

Raw Materials

The primary raw materials necessary for production of steel are iron ore and coal. Several larger steel manufacturers have vertically integrated their business to include a mining component within their operation.  We do not have any internal coal or iron mine resources, opting instead to purchase those raw materials from third parties with whom it has established relationships.  Our raw materials are readily available in the market as there are more than twenty molten iron producers from which the Company can get its raw materials from.

Beginning from February 2010, the Company purchased molten iron from Hongrong, a related company.  The purchase from Hongrong was 98% and 94% of the total purchases in years ended December 31, 2011 and 2010, respectively. No purchase from other vendors was over 5% in 2011 and 2010. For the year ended December 31, 2009, the Company made 14.30% of its total purchases from its related parties and 10.85% from another major vendor. The remaining was purchased from various vendors.

Sales and Marketing

The Company sold its products to various customers located in China. During 2011 and 2010, top ten customers accounted for 60.17% and 63.06% of total sales, respectively. Among top ten customers, there were two (2) major customers that accounted for approximately 40% of the Company’s total sales, 21% and 19%, respectively, during 2011. For the year ended December 31, 2010, two customers accounted for 18% and 10% of sales, respectively.

While the margins may be a bit lower by selling directly to the customers,  this strategy requires a comparatively lower investment in overhead expenses (i.e., training, marketing and salaries) but will require the Company take the market risk if lack of demand.

Dependence on One or a Few Customers

For the year ended December 31, 2011, there were two (2) major customers that accounted for 21% and 19% of the Company’s total sales, respectively. For the year ended December 31, 2010, there were ten (10) major customers that accounted for approximately 63.06% of the Company’s total sales, among which, two customers accounted for 18% and 10%, respectively.

The following table lists the Company’s top ten customers in 2011 and 2010.

	Customers	2011	2010
1	Wu'an Junfa Materials Trade Co., Ltd.	21.29%	17.94%
2	Wu'an Yinli Materials Trade Co., Ltd.	18.89%	10.07%
3	Jizhong Energy Group International Materials Co., Ltd.	5.69%
4	Hebei Wu'an Yuanbaoshan Industry Group Ltd.	2.53%	4.73%
5	Tanshan Xingyu Metal Trading Co., Ltd.	2.42%
6	Henan Rongtong Industrial Co., Ltd.	2.24%	5.90%
7	Handan Gangfeng Materials Co., Ltd.	2.11%
8	Shanghai Huachangyuan Industrial Investment Co., Ltd.	1.85%	2.65%
9	Hebei Fushan Iron & Steel Trade Co., Ltd.	1.83%	9.27%
10	Shanghai Jiali International Trading, Ltd	1.32%
	Handan Jindu Metal Material Co., Ltd.		5.01%
	Hebei Guohe Vehicle Investment Co., Ltd.		2.80%
	Hebei Huachi Iron ＆Steel Trade Co., Ltd		2.71%
	Beijing Chuangye Lange Trade Co., Ltd.		1.98%
		60.17%	63.06%

The nature of China’s steel industry and the regional demand for high quality, cold-rolled steel, result in us having to do very little formal marketing.  The majority of new orders come from current customers reducing imports and new customers who are referred by trading agents or existing customers.  We do transact a small portion of our sales directly to customers via the internet; however these orders are not consistent.  Looking forward, we are evaluating the feasibility of establishing an in-house distribution center to facilitate direct sales to certain end-users.

Manufacturing Facilities

We currently operate four production lines, as outlined in the following table.   The Company had completed construction of steel production phase II in 2009. Total steelmaking capacity was increased to 2.3 million tons in 2009 from 1.3 million tons in 2008. Total production of steelmaking to total capacity utilization rate was approximately 67%, 47%, 90% and 45% in 2011, 2010, 2009 and 2008, respectively. The second plate production line has been added in 2009. Steel plate production capacity was increased to 1,400,000 tons per year in 2009 from 600,000 tons per year in 2008. In addition, the construction of a  600,000 ton steel bar production line was completed in 2009. Total steel rolling capacity, including steel plate and steel bar production is 2 million tons. Total production of steel rolling to total capacity utilization rate was approximately 49%, 44%, 58% and 83% in 2011, 2010, 2009 and 2008, respectively.

		Annual Capacity	Output (Tons)
Productions		(Tons)	2008	2009	2010	2011
Steel Making		2,300,000	584,601	1,323,345	1,069,783	1,543,032

Steel-Rolling	Plate Production	1,400,000	496,979	911,631	835,794	774,876
	Bar Production (including steel wires production)	600,000			48,780	196,186
Cumulative Steel Rolling Production		2,000,000	496,979	911,631	884,574	971,062

Environmental Regulation Compliance

We take our environmental responsibilities very seriously and work to minimize the impact of each of our facilities on the environment.  Before starting each of its operations or any other relevant construction project, we must secure approval from the Environment Protection Bureau of Hebei Province.  We must also secure a final approval once construction is completed before the operation commences.

We anticipate the cost to comply with environmental regulations to be approximately $850,000, which would entail primarily management expenses.

All PRC enterprises in the iron and steel industry are required to obtain from various PRC governmental authorities certain permits and licenses, including, without limitation, a business license, a pollution emission license and a National Industrial Product Manufacture License and filing and approval for the production capacity of fixed asset investments. If we do not comply with these environmental regulations, or any failure by Hongri Metallurgy to obtain or renew the filings, licenses, permits and approvals may have an adverse effect on the operations of Hongri Metallurgy’s business. Further, our consolidated business and operating results could be materially and adversely affected if our operating subsidiaries were required to increase expenditures to comply with any new environmental regulations affecting its operations.

Hongri Metallurgy is also required to conduct an environmental impact assessment and file such assessment with the local government, as well as to obtain the approval of construction project environment protection completion acceptance from Environmental Protection Bureau of Hebei Province for the production lines. Hongri Metallurgy intends to obtain and apply for the environmental impact assessment and application for construction project environment protection completion acceptance for its production lines. Any failure by Hongri Metallurgy to make the filing and obtain the approval for environmental impact assessment may subject Hongri Metallurgy to a fine of approximately RMB 50,000 to RMB 200,000 and any failure by Hongri Metallurgy to obtain the approval of construction project environment protection completion acceptance may subject Hongri Metallurgy to halt the operation or production and a fine up to RMB 100,000, and as a result may have a material adverse effect on Hongri Metallurgy’s production and business.

Currently management is not aware of any investigations, prosecutions, disputes, claims or other proceedings in respect of environmental protection and our cold-rolled mills produce no impermissible emissions.  The pickling process is outsourced to a local company which is wholly-responsible for any failure to comply with applicable law.

Quality Control

Our facilities conform to system standard GB/t 19001-2008/ISO 9001:2008.  We process products in strict accordance with standard testing and substandard products are disposed of in strict accordance with the procedures to prevent the unintended use of unqualified products to ensure final product quality.

All key personnel regularly undergo further training to improve their skills to monitor the production process and maintain superior quality control.

Employees

As of March 20, 2012, Hongri Metallurgy employed a staff of 1606, all of whom are full-time employees. The largest group is the production staff, as illustrated in the following table.

Employees breakdown

Department	Number of Employees
Steel Workshop	168
Continuous casting workshop	206
Power workshop	154
Electrical & Control workshop	41
Automation workshop	10
Oxygen making workshop	78
Back office	136
Control Laboratory	47
Quality Inspection Department	23
Security Department	16
Dispatch Department	32
Financial Department	4
Warehouse	48
Equipment management Department	3
Administrative Department	25
Machine repair workshop	93
Steel plate making workshop	341
Steel bar making workshop	181
Total Employees	1606

Hongri Metallurgy maintains good relations with its employees.

Hongri Metallurgy is required to contribute a portion of its employees' total salaries to the Chinese government's social insurance funds, including medical insurance and unemployment insurance and to purchase job injuries insurance for employees, in accordance with relevant regulations. The government's social insurance funds account for 10% of employees' total salaries, while job injuries insurance premiums are about RMB 50 (approximately US$7) per person. Hongri Metallurgy expects the amount of its contribution to the government's social insurance funds and the cost related to job injuries insurance to increase in the future as it expands its workforce and operations.

Item 1A.	Risk Factors

This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this prospectus. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

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

Hongri Metallurgy is 70% owned by YBS Group, who is a major shareholder of some other steel production related companies, mainly Hongrong Iron and Steel Co. Ltd., Wu'an Baoye Coke Industrial Co. Ltd., Wu'an Yuanbaoshan Cement Plant, Wu'an Yuanbaoshan Ore Treatment Plant, Wu'an Yuanbaoshan Industrial Group Go. Ltd - Gas Station and Wu’an Yejin Iron Co. Ltd.  In the course of our normal business operations, Hongri Metallurgy has purchased raw materials and supplies from these companies and made advances to or owed cash to these companies in respect of these purchases. Hongri Metallurgy has also engaged in sales of its products to the YBS Group. Because such related party transactions may not always be completed at arm’s-length due to their nature, we may not be able to control the valuation of such transactions and as a result, there is a risk that the value of such related party transactions exceeds market value, which could ultimately impact our profitability.

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

A substantial portion of our raw material requirements is met by Wu'an Yuanbaoshan Industrial Group Co., Ltd. through a strategic relationship,  however, we do not currently have long-term supply contracts with any particular supplier, including Wu'an Yuanbaoshan Industrial Group Co., Ltd., to assure a continued supply of the raw materials we need in our operations. While we maintain good relationships with our suppliers, the supply of raw materials may nevertheless be interrupted on account of events outside our control, which will negatively impact our operations.

The loss of any key executive or our failure to attract and retain key personnel could adversely affect our future performance, strategic plans and other objectives.

The loss or failure to attract and retain key personnel could significantly impede our future performance, including product development, strategic plans, marketing and other objectives. Our success depends to a substantial extent not only on the ability and experience of our senior management, but particularly upon our Chairman, Mr. Liu Shenghong, our Chief Engineer and Plant Manager, Mr. Pan Rutai, and our Chief Financial Officer, Mr. Zhou Xiaolong. We do not currently have in place key man life insurance for these executive officers. To the extent that the services of these officers would be unavailable to us, we would be required to recruit other persons to perform the duties performed by them. We may be unable to employ other qualified persons with the appropriate background and expertise to replace these officers and directors on terms suitable to us.

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

We currently supply our steel products in the Chinese domestic market. For the year ended December 31, 2011, there were two (2) major customers that accounted for approximately 40% of the Company’s total sales, 21% and 19%, respectively. For the year ended December 31, 2010, two customers accounted for 18% and 10% of sales, respectively. For the year ended December 31, 2009, there were ten (10) major customers that accounted for approximately 59.95% of the Company’s total sales with only one customer totaling 12% of sales. We do not enter into long-term contracts with our customers and therefore cannot be certain that sales to these customers will continue. The loss of any of our largest customers would likely have a material negative impact on our sales revenues and business.

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

We are a Maryland holding company and most of our assets are located outside of the United States. Almost all of our operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Although the recognition and enforcement of foreign judgments are generally provided for under the PRC Civil Procedures Law, courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

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

We are authorized to issue 20,000,000 shares of preferred stock, of which 10,000,000 shares have been designated as Series A Preferred Stock. As of March 26, 2012 there are no shares of Series A Preferred Stock issued and outstanding. The Board of Directors is authorized under our Articles of Amendment to provide for the issuance of additional shares of preferred stock by resolution, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the stockholders. Any shares of preferred stock so issued are likely to have priority over the common stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for our company and thereby prevent stockholders from receiving the maximum value for their shares. We have no present intention to issue any shares of its preferred stock in order to discourage or delay a change of control. However, there can be no assurance that preferred stock will not be issued at some time in the future.

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

Recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which became effective on July 21, 2010, has amended Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”). The rules adopted by the SEC pursuant to the Act require an annual assessment of our internal control over financial reporting. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believed that the annual assessment of our internal controls requirement was first applied to our annual report for the year ended December 31, 2011. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. Pursuant to the amended Act, as neither a “large accelerated filer” nor an “accelerated filer”, we are exempt from the requirements of Section 404(b) of the Act to obtain an auditor’s report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting.

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

Item 1B.	Unresolved Staff Comments

 None.

Item 2.	Properties

DESCRIPTION OF PROPERTY

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder the right to use the land for a specified long-term period of time and enjoys all the incidents of ownership of the land. The following are the details regarding Hongri Metallurgy’s land use rights with regard to the land that it uses in its business.

The Company leases 956 mu (approximately 157.5 acres) of land as its manufacturing site from YBS Group, a related party. The rent for the first three years was waived per lease agreement. The annual lease payment is RMB 1,434,450 (approximately $227,934) commencing on 2011. The average lease payment is RMB 1,291,005 (approximately $205,141, assuming an exchange rate of 6.29) per annum. The lease is set to expire on December 31, 2037. The present value of the total lease payments at inception was RMB 12,703,147 (approximately $1,939,898, assuming an exchange rate of 6.29), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

Item 3.	Legal Proceedings

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 4.	Mine Safety disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity and Related Stockholder Matters

We do not have stock trading symbol yet and  not quoted on any security market.

Holders

As of March 22, 2012, there were 73,542,058 shares of our common stock issued and outstanding, and there were approximately 87 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock during either of our last two fiscal years or during our last two fiscal quarters. The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on the Company's revenues and earnings, capital requirements, financial conditions. We currently intend to retain all earnings, if any, for use in business operations. Accordingly, we do not anticipate declaring any dividends in the near future.

The PRC's national currency, the Yuan, is not a freely convertible currency. For an explanation of how this may restrict our ability to declare dividends on our common stock, please refer to the risk factors in the section entitled “Risk Factors – Risks Related to Doing Business in China.”

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2011, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Penny Stock Regulations

Our common stock may be subject to regulations prescribed by the SEC relating to "penny stocks." The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5 per share, subject to certain exceptions. These regulations impose additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse). For transactions covered by these rules,  other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Securities and Exchange Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Legal remedies, which may be available to the investor, are as follows:

●	If penny stocks are sold in violation of the investor's rights listed above, or other federal or state securities laws, the investor may be able to cancel his purchase and get his money back.

●	If the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages.

●	If the investor has signed an arbitration agreement, however, s/he may have to pursue a claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock and stockholders may have difficulty selling their securities.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

The following selected financial data were derived from the audited consolidated financial statements for the years ended December 31, 2011, 2010, 2009, and 2008. Such financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements filed with the Form 10K and with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Selected Consolidated Income Statements Data	Year Ended December 31,
	2011	2010	2009	2008
Net Revenues	$823,107,042	$573,666,684	$556,754,960	$359,057,857
Gross profit	$61,461,008	$37,812,187	$62,136,779	$33,217,202
Income from operations	$58,960,631	$35,279,926	$61,260,199	$32,134,803
Net income	$45,801,476	$25,770,440	$58,160,977	$27,848,080
Net income per share - basic and diluted	$0.62	$0.39	$0.94	$0.45
Weighted average shares outstanding - basic and diluted	73,351,698	66,308,038	61,576,992	61,576,992
Selected Consolidated Balance Sheets Data
Current assets	$143,326,333	$109,999,314	$101,114,893	$131,164,157
Total assets	$337,266,685	$299,511,009	$295,919,596	$242,571,451
Current liabilities	$92,596,081	$99,854,735	$120,901,452	$136,574,269
Long term liabilities	$57,348,648	$66,280,378	$75,087,441	$64,902,579

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Entrusted Agreements empower CIS, through Northern and Nuosen, with the ability to control and substantially influence Hongri’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. As a result of these entrusted agreements, which obligate CIS to absorb a majority of expected losses of Hongri and enable CIS to receive a majority of expected residual returns from Hongri and because CIS has the power to direct the activities of Hongri that most significantly impact Hongri’s economic performance, CIS, through its wholly-owned subsidiaries, accounts for Hongri as its Variable Interest Entity (“VIE”) under ASC 810-10-05-8A. Accordingly, CIS consolidates Hongri’s operating results, assets and liabilities.  The management of the Company currently intends reinvest all of the income of Hongri for strategic expansion purpose for the foreseeable future.

For accounting purposes, the above transactions were accounted for in a manner similar to a reverse merger or recapitalization, since the former equity shareholders of Hongri now effectively own a majority of CIS’ common stock immediately following the transactions. Consequently, the assets and liabilities and historical operations reflected in the consolidated financial statements prior to the transactions are those of Hongri and are recorded at the historical cost of Hongri. The consolidated financial statements after completion of the transactions include the assets and liabilities of CIS, Northern, Nuosen, and Hongri (collectively, CIS or the “Company”), historical operations of Hongri, and operations of CIS, Northern, Nuosen and Hongri from the date of the transaction. The 44,083,529 restricted shares of common stock issued to Karen Prudente and 17,493,463 restricted shares of common stock issued to Fakei were presented as of the beginning of the first period presented in the accompanying consolidated financial statements.

CIS through Hongri, its operating company in China, produces and sells steel plates, steel bars and steel billets. The Company currently operates from its headquarters on approximately 1,000 acres in Handan City, Hebei Province, China. Most of the Company’s products are sold domestically in China.

The Company completed construction of steel production phase II in 2009, which increased steelmaking capacity to 2.3 million tons in 2009 from 1.3 million tons in 2008. Total production of steelmaking to total capacity utilization rate was approximately 67% for the year ended December 31, 2011 and 47%, 90% and 45% in 2010, 2009 and 2008, respectively. The second plate production line was added in 2009. Steel plate production capacity was increased to 1,400,000 tons per year in 2009 from 600,000 tons per year in 2008. In addition, the construction of a new 600,000 ton steel bar production line was completed in 2009. Total steel rolling capacity, including steel plate and steel bar production is 2 million tons. Total production of steel rolling to total capacity utilization rate was approximately 49% for the year ended December 31, 2011 and 44%, 58% and 83% in 2010, 2009 and 2008, respectively.

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

The steel industry has been facing a challenging situation nationally since 2008. In 2008, iron ore prices increased dramatically and cost of revenue increased accordingly. In 2009, the supply of steel products exceeded the demand for steel products and in general, inventories increased consequently. In 2010, the Chinese government announced new targets for consolidation in the steel industry to close out small size steel manufacturers nationally in order to clean up excessive production capacities and to increase efficiency of energy usage and reduce pollution. In 2011, the output of steel production in China increased 8.9%, which might cause the surplus of steel inventory nationwide in 2012. The recovery of steel market is still uncertain and will largely depend on the development of world economy in 2012.

The Company subcontracted Hongrong, a related party, to process molten iron prior to February 2010. Beginning from February 2010, the Company terminated the subcontracting relationship with Hongrong and began purchasing processed molten iron from Hongrong at a price equivalent to the local iron market, in accordance with a supply agreement. This change had no material impact on our gross profit margin since the subcontracting fees paid was commensurate with the gross profit of manufacturing molten iron in the local market. The purchase from Hongrong was 98% and 94% of the total purchases in year ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2009, the Company received 14.30% of its total purchases from its related parties and 10.85% from another major vendor.

For the year ended December 31, 2011, there were two (2) major customers that accounted for approximately 40% of the Company’s total sales, 21% and 19%, respectively. For the year ended December 31, 2010, two customers accounted for 18% and 10% of sales, respectively. For the year ended December 31, 2009, there were ten (10) major customers that accounted for approximately 59.95% of the Company’s total sales with only one customer totaling 12% of sales.

Results of Operations for the Years Ended December 31, 2011 and 2010

Comparison of Revenue for the Years Ended December 31, 2011 and 2010

	2011		2010
Products	Revenue	Quantity (Ton)	Revenue	Quantity (Ton)
Steel plates	$474,946,204	768,374	$439,719,098	835,795
Steel bars	934,581	1,653	26,101,538	48,780
Steel wires	119,936,402	195,417	-	-
Steel billets	209,657,073	368,544	100,568,635	195,214
Byproducts	17,632,782	-	7,277,413	-
Products Total	$823,107,042	1,333,988	$573,666,684	1,079,789

Total sales for the years ended December 31, 2011 were $823,107,042, an increase of $249,440,358, or 43%, compared to $573,666,684 in 2010. Of the increased revenues, approximately $28.6 million, or 11% of the increase was due to an increase in total selling quantity excluding steel wires; $119.9 million, 48% of the increase was generated from the recently introduced sale of steel wires; $90.5 million, or 37% of the increase was attributable to an increase in sales price; and $10.4 million, or 4% of the increase was from increased sales of byproducts.

Revenue from steel plates was $474,946,204 in 2011, an increase of $35,227,106, or 8% compared to $439,719,098 in 2010. The Company sold 768,374 tons of steel plates in 2011, a decrease of 67,421 ton or (8)%, compared to 835,795 tons in 2010. The Company reduced its production of steel plates in the fourth quarter of 2011 due to lack of market demand. The increase in steel plates was mainly attributable to an increase in the unit sales prices. The average sales price of steel plates was approximately $618 per ton during 2011, an increase of $92 per ton, or 17%, from $520 in 2010. The increase of selling prices of our products resulted from an increase of raw material prices. The price of iron ore was rising consistently from mid-2009 and increased the price of steel products.

Production of steel bars started in 2010. The Company sold 1,653 and 48,780 tons of steel bars in 2011 and 2010, respectively. The Company temporarily stopped manufacturing steel bars in 2011 due to lack of demand and low market price of steel bars. The Company turned steel bar production line to produce steel wires to adapt to the market demand. During 2011, the Company sold 195,417 metric tons of steel wire, which generated $119,936,402 of revenue.

Revenue from steel billets was $209,657,073 in 2011, an increase of $109,088,438, or 108% compared to $100,568,635 in 2010. The increase in revenue from steel billets was attributable to the increase in both sales quantity and sales price. The Company sold 368,544 tons of steel billets in 2011, an increase of 173,330 tons, or 89%, compared to 195,214 tons in 2010. Steel billets are semi-finished products that can be used to produce steel plates, steel bars and steel wires with further processing, or they can be sold directly in the market. The Company sold more steel billets in 2011 than in 2010, which was mainly attributable to a relative higher customer demand and a higher profit margin compared to the sales of steel plates and steel bars in 2011. The average sales price of steel billets was approximately $569 per ton during 2011, an increase of $54 per ton, or 10%, from $515 in 2010. The increase in sales price of steel billets also resulted from the rising iron ore prices.

Byproducts consist of the reselling of offcuts of steel plates, steel drop, oxygen gas and etc. Byproducts sales were $17,632,782 in 2011, an increase of $10,355,369, or 142%, compared to $7,277,413 in 2010. The Company does not sell its byproduct in its regular daily sales activities. The selling of byproducts depends on the market condition as byproducts may be reused as raw materials in our production.

Comparison of Cost of Revenue for the Years Ended December 31, 2011 and 2010

Costs of Revenue	2011	2010
Steel plates	$460,188,852	$416,440,083
Steel bars	929,289	26,868,918
Steel wires	107,001,901	-
Steel billets	192,353,711	92,545,496
Others	1,172,281	-
Total Cost of Revenue	$761,646,034	$535,854,497

Gross Profit Margin	2011	2010
Steel plates	3.11%	5.29%
Steel bars	0.57%	-2.94%
Steel wires	10.78%	-
Steel billets	8.25%	7.98%
Total Gross Profit Margin	7.47%	6.59%

Cost of revenue totaled $761,646,034 for the year ended December 31, 2011, an increase of 225,791,537, or 42% compared to $535,854,497 in 2010. Of the increased cost of revenue, approximately $95.0 million or 42% of the increase was due to the increase in raw material price; $22.6 million, or 10% of the increase was attributable to the increase in production quantity; $107.0 million, or 47% of the increase was due to the increase in new product of steel wires; and $1.2 million, or 1% of the increase was due to the increase of other costs.

The Company does not buy any commodity products to hedge the fluctuation of market price. However, the fluctuation of commodity price will have a direct impact on our operation through the price changes in the local steel market. The average cost of revenue of steel plates was approximately $599 per ton 2011, an increase of $101 per ton, or 20%, from $498 in 2010. The average cost of revenue of steel bars was approximately $562 per ton in 2011, an increase of $11, or 2%, from $551 per ton in 2010. The average cost of revenue of steel wires was approximately $548 per ton in 2011. Average cost of revenue of steel billets was $522 per ton in 2011, an increase of $48 per ton, or 10%, from $474 in 2010. The new products – steel wire has higher gross profit rate than the gross profit rate of other our products, which helped improvement of our gross profit margin. The Company actively manages the production volume and type of steel products manufactured to maximize our net profit in response to the fluctuations in market conditions.

Comparison of Operating Expenses for the Years Ended December 31, 2011 and 2010

Selling, General and Administrative expenses consist of allowance for bad debts, selling expenses, professional service fees and other general and administrative expenses. Total operating expenses were $2,500,377 in 2011, a decrease of 31,884, or (1)%, compared to $2,532,261 in 2010. Operating expenses – non related parties was $1,695,836 in 2011, a decrease of $267,390, or -14%, compared to $1,963,226 in 2010. The decrease in operating expenses – non related parties were mainly attributable to $762,873 reduction in professional service and consulting fees in connection with the Company’s effort to be a listed in the US security market. The Company incurred $446,122 professional service and consulting fees in 2011, such fees were $1,208,995 in 2010. The Company expects that professional service fees will increase continually as a result of the Company’s effort to be listed in the US security market. The operating expenses – related parties were $804,541 in 2011, an increase of $235,506, or 41%, compared to $569,035 in 2010. The operating expenses – related parties represented service fees charged by YBS Group. YBS Group is the parent company. It provides various services to its subsidiary companies, such as market and industrial information, public relationship, various government agents’ relationship, coordination of recycling of byproducts among the subsidiaries and executive officers’ salaries. YBS Group charges a service fee based on its expenses and services and allocates to its subsidiary companies proportionally. The amount charged to each subsidiary varies each year. Commencing on 2010, YBS Group began changing a fee of 0.1% of annual revenue of Hongri. Management believes that 0.1% of annual revenue is reasonable and the cost would be similar or only marginally higher  if the services had provided by the third parties.

Comparison of Other Expenses for the Year Ended December 31, 2011 and 2010

Other expenses consist of interest expense, gain or loss on disposal of fixed assets and interest income. Total net other expenses were $5,726,716 in 2011, an increase of $672,407, or 13%, compared to $5,054,309 in 2010. Interest expense for bank borrowings was $1,505,340 and $353,815 in 2011 and 2010, respectively. The increase of interest expense for bank borrowings mainly resulted from the increase in short-term bank loan borrowings. Other interest expense in connection with the related party loans was $4,405,934 and $4,719,552 in 2011 and 2010, respectively

Comparison of Income Tax for the Years Ended December 31, 2011 and 2010

The provision for income tax of $7,432,439 and $4,455,177 for 2011 and 2010, respectively and arose from foreign income tax incurred and or paid to the Chinese tax authority. Hongri is subject to a PRC 25% standard enterprise income tax. Hongri applied for foreign investment enterprise exemption, and the application was approved by the local tax authority in 2007. Hongri was entitled to a tax holiday of full (100%) income tax exemption starting from the first profitable year of 2008 through 2009 and then a 50% reduction in income tax for additional three (3) years commencing 2010. The reduced income tax rate is 12.5% for the years ended December 31, 2010, 2011 and 2012.

Comparison of Net Income for the Years Ended December 31, 2011 and 2010

Net income totaled $45,801,476 in 2011, an increase of $20,031,036, or 78%, compared to the net income of $25,770,440 in 2010. The increase of net income was attributable primarily to the increase of revenue and decrease in selling, general and administrative expenses offset by the increase of other expenses as discussed above.

Results of Operations for the Years Ended December 31, 2010 and 2009

Comparison of Revenue for the Years Ended December 31, 2010 and 2009

	2010		2009
Products	Revenue	Quantity (Ton)	Revenue	Quantity (Ton)
Steel plates	$439,719,098	835,795	$385,531,390	913,300
Steel bars	26,101,538	48,780	-	-
Steel billets	100,568,635	195,214	161,712,725	396,438
Byproducts	7,277,413	-	9,510,845	-
Products Total	$573,666,684	1,079,789	$556,754,960	1,309,738

Total sales for the year ended December 31, 2010 were $573,666,684, an increase of $16,911,724, or 3%, compared to $556,754,960 in 2009. Among the increased revenues, approximately $108 million of the increase was due to the increase in sales price; $26 million of the increase was attributable to new products – steel bars; offset by lower selling quantity due to various market conditions of approximately $115 million and a reduction of $2 million from sale of byproducts.

During the month of September of 2010, the Company was forced to stop production with all other local steel manufacturers in order to fulfill the quota of “energy-saving and emission-production” by the local government, which management estimated to have impacted volume by approximately 76,000 tons, approximately $39,500,000 in revenue. The Company was not aware of any other negative impact on our operations.

“Energy-saving and emission-production” control initiative is conducted by the central or local government. It is beyond the control of our management. Should the government exercise similar initiatives in the future, the Company’s productions, revenues and cost of revenues would be negatively impacted.

Revenue from steel plates was $439,719,098 in 2010, an increase of $54,187,708, or 14% compared to $385,531,390 in 2009. The increase in steel plates was primarily attributable to the recovery of sales price. The Company sold 835,795 tons of steel plates in 2010, a decrease of 77,505 or 8%, compared to 913,300 tons in 2009. The average sales price of steel plates was approximately $526 per ton during 2010, an increase of $104 per ton, or 25%, from $422 in 2009. The fluctuation of selling price of our products resulted from the fluctuation of raw material price. The spot price of iron ore was rising consistently from middle of 2009 and placed a pressure on the rising price of 2010.

Steel bars were new products in 2010. The Company sold 48,780 tons of steel bars in 2010. The average selling price was $535 per ton. Steel billets are semi-finished products. It can be used to produce steel plates or steel bars by further processing. It can also be sold in the market. Due to the uncertainty of the market condition, the Company did not produce excess steel billets in 2010.

Byproducts consist of the reselling of coke, offcuts of steel plates and oxygen gas. Byproducts sales were $7,277,413 in 2010, a decrease of $2,233,432, compared to $9,510,845 in 2009. The Company may not sell its byproduct in its regular daily sales activities. The selling of byproducts will depend on the market condition; some of these byproducts may be reused as raw material in our production. Coke is mainly produced in the process of molten iron production, which is the direct raw material of production of steel plate, bar and billet. The Company outsourced molten iron production with Wu'an Hongrong Iron & Steel Co. Ltd (“Hongrong”), a related party before February 2010. After February 2010, the Company purchased molten iron from Hongrong. Therefore, there were no sales for coke.

Comparison of Cost of Revenue for the Years Ended December 31, 2010 and 2009

Costs of Revenue	2010	2009
Steel plates	$416,440,083	$347,922,843
Steel bars	26,868,918	-
Steel billets	92,545,496	140,927,723
Others	-	5,767,615
Total Cost of Revenue	$535,854,497	$494,618,181

Gross Profit Margin	2010	2009
Steel plates	5.29%	9.75%
Steel bars	-2.94%
Steel billets	7.98%	12.85%
Total Gross Profit Margin	6.59%	11.16%

Cost of revenue totaled $535,854,497 for the year ended December 31, 2010, an increase of $41,236,316, or 8% compared to $494,618,181 in 2009. Approximately $115 million increase in the cost of revenue was due to the increase in raw material prices offset by approximately $101 million due to an approximate 17% decrease in tons sold; and a $27 million increase was attributable to the cost of new products of steel bars.

The Company did not buy any commodity products to hedge the fluctuation of market price. However, the fluctuation of commodity price will have a direct impact on our operation through the price change in local steel market. The average cost of steel plates was approximately $498 per ton in 2010, an increase of $117 per ton, or 31%, from $381 in 2009. The average cost of steel bars was approximately $551 per ton in 2010. Average cost of steel billets was $474 per ton in 2010, an increase of $119 per ton, or 34%, from $355 in 2009. The increase in the average cost was mainly attributable to the increase in raw material prices. The percentage of increase in cost of revenue was higher than the increase in selling price in 2010, which affected our gross profit rate directly. The Company is to control the volume and type of steel products manufactured to maximize our net profit in the fluctuation market condition.

The Company subcontracted with Hongrong, a related party to process molten iron prior to February 2010. Beginning from February 2010, the Company terminated this subcontract relationship with Hongrong and began purchasing processed molten iron from Hongrong at a price equivalent to the local iron market, in accordance with a supply agreement. This change had no material impact on our gross profit margin since the subcontract fees paid was commensurate with the gross profit of manufacturing molten iron in local market.

Comparison of Operating Expenses for the Years Ended December 31, 2010 and 2009

Selling, General and Administrative expenses consist of allowance for bad debts, selling expenses, professional fees and other general and administrative expenses. Total operating expenses were $2,532,261 in 2010, an increase of $1,655,681, or 189%, compared to $876,580 in 2009. The increase in operating expenses in 2010 was mainly attributable to increased professional fees, which in connection with the Company’s effort to be a listed in the US security market. The Company incurred $1,208,995 professional fees in 2010, an increase of $1,193,507, compared to $15,488 in 2009.  The increase in operating expenses in 2010 was also attributable to the increase in service fees charged by YBS Group.  YBS Group is the parent company. It provides various services to the subsidiary companies, such as market and industrial information, public relationship, various government agents’ relationship, coordination of recycling of byproducts among the subsidiaries and so on. YBS group charged a service fee based on its expenses and services and allocated to its subsidiary companies proportionally. The amount charged to each subsidiary company is varied each year. Commencing on 2010, YBS Group charged 0.1% of the current year revenue of Hongri. The management believes that 0.1% of revenue is a reasonable charge. The services fees were $569,035 and $289,500 in 2010 and 2009, respectively. Service fees consisted of management salaries, trainings, consultations, common areas charges and other fees. The Company estimated that service fee would be similar or little higher than current charged fees if the services had provided by the third parties.

Comparison of Other Expenses for the Years Ended December 31, 2010 and 2009

Other expenses consist of interest expense, other expense and interest income. Total other expenses were $4,941,615 in 2010, an increase of $1,842,393, or 59%, compared to $3,099,222 in 2009. Among other expenses, interest was $4,960,673 in 2010, an increase of $1,847,451, or 59%, compared to $3,113,322 in 2009. Interest expense included interest on equipment loans, interest on capitalized lease payables, interest on employee loans payable and interest on bank loans payable. The increase of interest expense mainly resulted from the increase in interest on obligations under the capital lease and a new short-term bank loan acquired in 2010 and new equipment loan acquired in November 2009.

Comparison of Income Tax for the Years Ended December 31, 2010 and 2009

The provision for income tax of $4,455,177 and $0 for the years ended December 31, 2010 and 2009, respectively, arose from foreign income tax incurred and or paid to the Chinese tax agent. Hongri is subject to a PRC 25% standard enterprise income tax. Hongri applied for foreign investment enterprise exemption, and the application had been approved by the local tax authority in 2007. Hongri was entitled to a tax holiday of full (100%) income tax exemption starting from the first profitable year of 2008 through 2009 and then a 50% reduction in income tax for additional three (3) years commencing 2010.

Comparison of Net Income for the Years Ended December 31, 2010 and 2009

Net income totaled $25,770,440 in 2010, a decrease of $32,390,537, or (56)%, compared to the net income of $58,160,977 in 2009. The decrease of net income was attributable primarily to the restriction of production due to “energy-saving and emission-reduction” control initiatives aforementioned and its related impact on sales volume. Increased prices of raw materials also had a negative impact on the Company’s gross profit rate and net income.

Liquidity and Capital Resources

The cash flow generated from our operations has been and is expected to be sufficient to support our daily operations. However, it is not enough to support our expansion. The Company has relied on related parties at its early stage of development. The Company’s internal sources of liquidity will be loans that may be available to the Company from YBS Group, our parent company and Hongrong. YBS Group and Hongrong had previously made the loans to the Company for acquisition of equipment. On the other hand, the Company may advance cash surplus, if any, to the parent company or other related parties when requested and available. Those cash advances will be used as a credit and offset the liabilities due to the parent company and other related parties.

The Company plans to add a new production line to produce a coated steel product, known as Galvalume, which is primarily used in the automotive and home appliance industries. To implement this expansion strategy, it is estimated that we will require at least $80 million. The management believes that our available cash will not be sufficient to fund our expansion requirements and therefore, we will have to finance through the sale of our equity securities or borrow from bank loans when available.

Relevant PRC statutory laws and regulations restrict certain payments, such as dividends, loans or advances, from the Companies’ registered capital. Such restricted capital amounted to approximate $15,244,000 as of December 31, 2011. The Company is also required to allocate a portion of its after-tax profits to the statutory reserve. Annual appropriations to the statutory reserve are required to be at least 10% of the enterprise’s after-tax net income determined under Chinese GAAP. When the surplus reserves account balance is equal to or greater than 50% of the Company’s paid-in capital, no further allocation to the surplus reserve account is required. As of December 31, 2011, the Company’s reserved fund totaled $6,530,869. In addition, our ability to use revenue generated in RMB to fund any future business activities outside of China or to make dividend or other payments in U.S. dollars is limited due to the regulations of PRC’s currency exchange. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB in the future.

The Company currently intends to retain all earnings, if any, for use in its business operations. We have no plan to repurchase our common stock, nor declare any dividends in the near future.

The Company will have obligations to pay expenses in US dollars in connection with its status as a public company listed in the US security market, such as audit, legal, contracted CFO and other SEC filing related service fees. These service fees are usually wired to the Company’s US bank account or paid to vendors directly from China as satisfying such obligations, which is allowed under the current PRC regulations. Other than these service fees, the Company has no significant obligations outside the PRC currently. The Company had cash of $1,737,495 and $4,061,412 as of December 31, 2011 and 2010, respectively. Most of the Company’s funds are kept in financial institutions in China, which do not provide insurance for deposits.

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

The Company’s accounts receivable have been an increasingly significant portion of the Company’s current assets, representing $20,862,269 and $12,109,280, or 15% and 11%, of current assets, as of December 31, 2011 and 2010, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, the Company’s liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in the Company’s ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to the Company. The management believes that deterioration in the aging of customer receivables is controllable by requesting cash advances or eliminating customers with bad credit history.

Percentage of aged accounts receivable

	Total	Current	31-60	61-90	91-180	181-270	271-365	Over 365
December 31, 2011	100.00%	91.06%	0.09%	1.30%	7.13%	0.42%	0.00%	0.00%
December 31, 2010	100.00%	83.08%	9.67%	0.00%	0.00%	0.00%	0.00%	7.25%

As of December 31, 2011, there was no customer’s receivable over 270 days, compared to two customers’ receivable that totaled $908,667 over 270 days as of December 31, 2010. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on the management’s assessment of the collectability of specific customer accounts, the aging of accounts receivable, the history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or customers’ actual defaults exceed historical experience, the management’s estimates could change and impact the results of operations. The Company has not experienced any significant amount of bad debt since the inception of our operation. Allowance for doubtful accounts was $521,466 and $426,502 as of December 31, 2011 and 2010, respectively.

Net cash (used in) or provided by operating activities was $(3,039,604) and $12,264,637 in 2011 and 2010, respectively. The increase in net cash used in operating activities in 2011 was mainly due to the following facts. A $3,577,381 negative change in accounts receivable ($8,019,652 increase in accounts receivable in 2011, compared to $4,442,271 increase in accounts receivable in 2010) resulted from more December sales in 2011. A $34,959,597 positive change in accounts receivable from related parties ($17,661,321 decrease in accounts receivable – related parties in 2011, compared to $17,298,276 increase in 2010) resulted from subsequent collections in 2011. A $14,850,392 negative change in inventories ($2,257,850 increase in inventories in 2011; $12,592,542 decrease in inventories in 2010) resulted from the Company’s plan to purchase molten iron from Hongrong, a related party, beginning from February 2010 instead of outsourcing the production and consequently reduced related inventories in 2010. A $9,069,519 negative change in advance to suppliers ($1,625,894 decrease in advance to suppliers in 2011; $10,695,413 decrease in advance to suppliers in 2010); a $27,803,041 negative change in advances to related parties ($29,898,852 increase in advance to related parties in 2011 and $2,095,811 increase advance to related parties in 2010); and a $5,910,943 positive change in accounts payable ($27,991,152 decrease in accounts payable in 2011; $33,902,095 decrease in accounts payable in 2010) resulted from change of purchase molten iron from Hongrong explained above. A $1,413,756 positive change in accounts payable to related parties ($4,420,675 decrease in 2011; $5,834,431 decrease in 2010) resulted from less accounts payables to related parties paid off in 2011 than in 2010. A $3,815,336 negative change in accrued expenses ($1,545,150 decrease in 2011; $2,270,186 increase in 2010) resulted from more paid off and less accrued in 2011 than in 2010. A $16,351,231 negative change in advances from customers ($10,155,614 decrease in 2011; $6,195,617 increase in 2010) resulted from less customer deposits in 2011.

Net cash used in investing activities was $9,860,311 and $10,469,385, respectively, in 2011 and 2010. Those expenditures were primarily related to the new production lines and equipment.

Net cash provided by (used in) financing activities was 10,287,419 and $(462,098) in 2011 and 2010, respectively. On June 28, 2011, Hongri entered into a revolving loan agreement (the “Agreement”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The Agreement provides for a revolving credit facility in an aggregate principal amount of RMB 180,000,000 ($28,602,000) which shall be used as working capital. On August 24, 2011, Hongri deposited RMB 15,000,000 ($2,320,500) into Raiffeisen to execute the revolving loan agreement, which was recorded as restricted cash. On August 31, 2011, the Company received the first borrowing RMB 180,000,000 ($28,602,000) which was due by February 27, 2012. From the beginning of February, 2012, the Company started to repay it and paid off all the balance as of February 24, 2012.  Subsequent to the repayment, the Company acquired the second borrowing in the total amount of RMB 180,000,000 ($28,602,000) from Raiffeisen Bank and the second borrowing will be due by July 31, 2012. During 2011, the Company repaid RMB 57,000,000 ($8,817,900) to Credit Union and acquired same amount $8,817,900 from Credit Union. During 2011, the Company made an additional RMB 7,000,000 ($1,082,900) deposit to a bank as additional collateral to bank notes payable. The Company also received $310,951 from private placement closed on January 28, 2011 (“PP1”) and private placement closed on February 7, 2011 (“PP2”). PP1and PP2 sold total of 2,580,022 units to 45 accredited investors with total proceeds of $3,873,047 and net proceeds of $3,486,192 after commission payment of $386,855. ($3,175,241 received in 2010, 310,951 received in 2011). The Company repaid $17,264,520 short term loan from a related party and acquired $15,237,950 short term loans from two related parties in 2011. The employee loan $722,360 was paid off in 2011. Repayment to equipment loans – related parties was $11,257,129 and $11,025,728, respectively, in 2011 and 2010. The repayment to obligation under capital lease – related parties was $540,646 and $454,415, respectively, in 2011 and 2010.

Short-term Borrowings

Bank Notes Payable

The Company had bank notes payable $3,019,100 and $3,030,400 as of December 31, 2011 and 2010, respectively. These notes are negotiable documents issued by financial institutions on the Company’s behalf to vendors. These notes can either be endorsed by the vendor to other third parties as payment, or prior to becoming due, they can factor these notes to other financial institutions. The bank notes payable do not carry a stated interest rate, but carry a specific due date usually within six months.  The Company does not calculate imputed interest with respect to these bank notes payable due to their short-term in nature.. These notes are collateralized by the Company’s restricted bank deposits. The Company has to maintain 100% of the balance of the bank notes payable in restricted cash to ensure future credit availability.

Bank Loan Payable

Bank loans at December 31, 2011 and 2010 consisted of the following:

	2011	2010
To Credit Union
Interest at 6.10%, payable March 29, 2012	$3,019,100	$-
Interest at 13.12%, payable September 19, 2012	3,019,100	-
Interest at 11.12%, payable December 12, 2011	-	2,878,880
Interest at 10.23%, payable February 28, 2011	-	2,878,880
To Raiffeisen Bank International AG Beijing Branch
Interest at 7.93%, due by February 27, 2012	28,602,000	-
Total Short Term Bank Loans	$34,640,200	$5,757,760

On June 28, 2011, Hongri entered into a revolving loan agreement (the “Agreement”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The Agreement provides for a revolving credit facility in an aggregate principal amount of   RMB 180,000,000 (approximately $28,602,000) which shall be used as working capital. The credit facility matures on July 31, 2012 and each borrowing cannot exceed 180 days or days the Bank agreed during the Agreement period. On August 31, 2011, the Company received the first borrowing RMB 180,000,000 ($28,602,000) which was due by February 27, 2012. From the beginning of February, 2012, the Company started to repay it and paid off all the balance as of February 24, 2012. Upon the repayments, the Company acquired the second borrowing in the total amount of RMB 180,000,000 from Raiffeisen Bank and the second borrowing will be due by July 31, 2012.

Pursuant to the Agreement, borrowings will bear interest at 130% of the benchmark rates of similar loans published by the People’s Bank of China. Based on the current benchmark interest rate for a six months loan, the first borrowing bears the interest of 7.93% and the second borrowing bears the interest of 8.78%.  The interest is calculated on the daily basis and shall be paid on the 20th of the last month of each quarter. The credit is secured substantially by the following: all machineries and equipment of Hongri; inventories of  Hongri and Hongrong with a value of not less than RMB 75,000,000 (approximately $11,917,500); a security deposit of RMB 15,000,000 (approximately $2,383,500) into the Raiffeisen bank as a collateral; corporate guaranty from Hebei Wu’an Yuanbaoshan Industry Group Co., Ltd. (“YBS group”), a majority shareholder of Hongri; and personal guaranty from Mr. Beifang Liu, Chairman of Yuanbaoshan and Mr. Shenghong Liu, Chairman and Chief Executive Officer of the Company.

The Company intends to renew above-mentioned short-term loans when they are due if the term of loans has no material changes and if bankers agree to renew the loans lend to us. Otherwise, the Company will use its cash from operations or borrow additional funds from third party or related parties to repay these loans.

Short Term Loan Payable – Related Party

As of December 31, 2010, the net borrowings from a related party, Mr. Binchang Liu, a senior manager of the Company, totaled RMB 24,100,000 ($3,651,632). As of December 31, 2011, all borrowings from Mr. Binchang Liu were paid off. The borrowings from Mr. Liu were payable on demand and bear interest at 7% per annum. For the year ended December 31, 2011 and 2010, the accrued interest expense payable was $338,632 and $86,683, respectively. The accrued interest will be paid in 2012.

During 2011, the Company borrowed $1,747,900 (RMB 11,000,000) from a related party, Mr. Maisheng Liu, a senior manager of the Company. The borrowings from Mr. Liu were payable on demand and bear interest at 7% per annum. For the year ended December 31, 2011, the accrued interest expense payable was $2,011. The Company will repay the loan from Mr. Maisheng Liu and accrued interest when we have cash surplus.

The weighted average short term loan balance consisting of financial institution loans and Binchang Liu and Maisheng Liu loans, was $18,308,766 and $3,992,282 as of December 31, 2011 and 2010, respectively. The weighted average interest rate for short term loan was 8.11% and 9.00% for 2011 and 2010, respectively.

As of December 31, 2011 and December 31, 2010, the Company had no operating leases, pending litigation, or potential overdue charges for bank loans, as the Company normally repaid interest and loan principal based on the contractual terms.

Critical Accounting Policies and Estimates

In Note 2 to our audited consolidated financial statements for the years ended December 31, 2011 and 2010 included in the Form 10K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America (U.S. GAAP). The Company applies the following critical accounting policies related to revenue recognition in the preparation of its financial statements.

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

Contractual Obligations

At December 31, 2011, our significant contractual obligations were as follows:

	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Equipment Loans	$11,562,752	$23,125,504	$15,546,331	$12,421,859	$62,656,446
Capital Leases	597,258	1,333,331	1,542,660	3,378,963	6,852,212
Interest on Capital Leases	520,342	901,866	745,630	2,519,425	4,687,263
Interest on Equipment loans	3,132,822	4,531,232	2,356,001	621,093	10,641,148
	$15,813,174	$29,891,933	$20,190,622	$18,941,340	$84,837,069

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

While our reporting currency is the US dollar, almost all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for some cash and cash equivalents and accounts receivables. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US dollar and RMB. If the RMB depreciates against the US dollar, the value of our RMB revenues, net income and assets as expressed in our US dollar financial statements will decline.  If the RMB appreciates against the US dollar, the value of our RMB revenues, net income and assets as expressed in US dollars will increase. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Inflation Risk

According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was -0.7%, 3.3% and 5.4% in 2009, 2010 and 2011 respectively. In recent years, the PRC has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. Although we are generally able to pass along minor incremental cost inflation to our customers, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase to cope with these increased costs.

Higher Interest Rate Risk

The Company may borrow more loans from bank in addition to other source of fund to support its expansion. We are exposed to higher interest rate risk arising from short-term borrowings. The interest rate in China is higher than that of in the US. The interest rate may go higher under the pressure of inflation. Our future interest expense will fluctuate in line with changes of borrowing rates.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Industrial Steel, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of China Industrial Steel, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/Friedman LLP

Marlton, New Jersey
March 29, 2012

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN US DOLLARS)
AS OF DECEMBER 31,

	2011	2010
ASSETS
Current Assets:
Cash	$1,737,495	$4,061,412
Bank notes receivable	2,342,186	1,117,248
Accounts receivables, net	20,862,269	12,109,280
Accounts receivables - related party	-	17,298,276
Inventories, net	16,139,936	13,178,890
Advances to suppliers	3,215,680	4,658,802
VAT tax recoverable	21,612,482	13,038,920
Advances to related parties	77,416,285	44,536,486
Total Current Assets	143,326,333	109,999,314

Machinery and Equipment, Net	84,410,398	73,804,064
Machinery and Equipment - acquired from related parties, Net	98,514,249	107,891,061
Total Machinery and Equipment, Net	182,924,647	181,695,125

Other Assets:
Restricted cash	5,402,600	1,818,240
Land use rights and buildings under capital leases	5,613,105	5,998,330
Total Other Assets	11,015,705	7,816,570

TOTAL ASSETS	$337,266,685	$299,511,009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$23,095,827	$43,193,808
Accounts payable - related parties	184,447	4,505,684
Accrued liabilities	2,622,224	4,013,825
Taxes payables	1,868,886	850,247
Bank loans payable	34,640,200	5,757,760
Bank notes payable	3,019,100	3,030,400
Equipment loan payable - related parties	11,562,752	11,025,728
Current obligations under capital leases - related parties	597,258	529,532
Employee loan payable	-	707,511
Short term loan payable - related party	1,747,900	3,651,632
Advances from customers	13,257,487	22,588,608
Total Current Liabilities	92,596,081	99,854,735

Long Term Liabilities:
Equipment loan payables - related parties	51,093,694	59,746,411
Obligation under capital leases - related parties	6,254,954	6,533,967
Total Long Term Liabilities	57,348,648	66,280,378

TOTAL LIABILITIES	149,944,729	166,135,113

Commitments and Contingencies

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Blank Check Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 980,000,000 authorized, 73,542,058 and 70,962,036 issued and outstanding at December 31, 2011 and 2010, respectively	7,354	7,096
Paid-in capital	16,299,744	12,733,237
Stock to be issued	-	3,175,241
Statutory reserves	6,530,869	6,530,869
Retained earnings	150,189,517	104,388,041
Accumulated other comprehensive income	14,294,472	6,541,412
Total Stockholders' Equity	187,321,956	133,375,896
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$337,266,685	$299,511,009

The accompanying notes are an integral part of these consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (IN US DOLLARS)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
Revenues
Sales to customers	$796,011,478	$546,489,212	$526,388,941
Sales to related parties	27,095,564	27,177,472	30,366,019
Total Revenues	823,107,042	573,666,684	556,754,960

Cost of Revenue
Cost of Revenue - non-related parties	92,311,499	76,627,193	413,006,181
Cost of Revenue - related parties	669,334,535	459,227,304	81,612,000
Total Cost of Revenue	761,646,034	535,854,497	494,618,181

Gross Profit	61,461,008	37,812,187	62,136,779

Selling and General and Administrative Expenses
Selling and General and Administrative Expenses - non-related parties	1,695,836	1,963,226	586,610
Selling and General and Administrative Expenses - related parties	804,541	569,035	289,970
Total Selling and General and Administrative Expenses	2,500,377	2,532,261	876,580

Income From Operations	58,960,631	35,279,926	61,260,199

Other Income (Expenses)
Interest income	67,303	19,058	14,000
Interest expense - bank borrowings	(1,505,340)	(353,815)	(169,128)
Interest expense - related parties	(4,405,934)	(4,719,552)	(2,944,094)
Gain on disposal of fixed assets	117,255	-	-
Total Other Income (Expenses)	(5,726,716)	(5,054,309)	(3,099,222)

Income from operation before income tax	53,233,915	30,225,617	58,160,977
Provision for income tax	7,432,439	4,455,177	-
Net Income	$45,801,476	$25,770,440	$58,160,977

Other Comprehensive Income:
Foreign currency translation gain	7,753,060	4,122,803	675,123
Comprehensive Income	$53,554,536	$29,893,243	$58,836,100

Net Income Per Share - Basic	$0.62	$0.39	$0.94
Weighted Average Shares Outstanding - Basic	73,351,698	66,308,038	61,576,992
Net Income Per Share - Diluted	$0.62	$0.39	$0.94
Weighted Average Shares Outstanding - Diluted	73,351,698	66,308,038	61,576,992

The accompanying notes are an integral part of these consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (IN US DOLLARS)
FOR THE YEARS ENDED DECEMBER 31, 2011,  2010 AND 2009

	Preferred Stock		Common Stock		Stock to be	Additional Paid-In	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Issued	Capital	Reserves	Earnings	Income	Total
Balance as of December 31, 2008	-	$-	61,576,992	$6,158	$-	$12,357,466	$3,342,882	$23,644,611	$1,743,486	$41,094,603
Allocation of statutory reserves	-	-	-	-	-	-	3,187,987	(3,187,987)	-	-
Net income	-	-	-	-	-	-	-	58,160,977	-	58,160,977
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	675,123	675,123
Balance as of December 31, 2009	-	-	61,576,992	6,158	-	12,357,466	6,530,869	78,617,601	2,418,609	99,930,703
Effect of recapitalization	-	-	-	-	-	(691)	-	-	-	(691)
Common stock issued	-	-	9,385,044	938	-	376,462	-	-	-	377,400
Stock to be issued	-	-	-	-	3,175,241	-	-	-	-	3,175,241
Net income	-	-	-	-	-	-	-	25,770,440	-	25,770,440
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	4,122,803	4,122,803
Balance as of December 31, 2010	-	-	70,962,036	7,096	3,175,241	12,733,237	6,530,869	104,388,041	6,541,412	133,375,896
Stock issued - private placement	-	-	2,580,022	258	(3,175,241)	3,485,934	-	-	-	310,951
Additional paid in capital from Fakei	-	-	-	-	-	80,573	-	-	-	80,573
Net income	-	-	-	-	-	-	-	45,801,476	-	45,801,476
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	7,753,060	7,753,060
Balance as of December 31, 2011	-	$-	73,542,058	$7,354	$-	$16,299,744	$6,530,869	$150,189,517	$14,294,472	$187,321,956

The accompanying notes are an integral part of these consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US DOLLARS)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009

Cash Flows from Operating Activities:
Net Income	$45,801,476	$25,770,440	$58,160,977
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Allowance for doubtful accounts receivable	72,229	172,859	184,132
Depreciation	23,673,076	21,510,507	10,230,713
Amortization of land use rights and buildings under capital leases	659,478	629,807	530,882
Issuance of shares in consideration for services	-	375,491	-
Capitalized interest for lease obligation	-	170,863	-
Gain on disposal of fixed assets	(116,873)	-	-
Changes in operating assets and liabilities:
Increase in accounts receivables	(8,019,652)	(4,442,271)	(6,627,595)
Decrease (increase) in accounts receivables - related party	17,661,321	(17,298,276)	-
(Increase) decrease in bank notes receivable	(1,139,582)	746,880	(1,437,218)
(Increase) decrease in inventories	(2,257,850)	12,592,542	51,851,930
Decrease in advances to suppliers	1,625,894	10,695,413	25,083,809
(Increase) decrease in VAT tax recoverable	(7,728,655)	(4,216,534)	1,596,224
Increase in advances to related parties	(29,898,852)	(2,095,811)	(38,760,885)
Increase (decrease) in accounts payable	(27,991,152)	(33,902,095)	11,978,084
Decrease in accounts payable - related parties	(4,420,675)	(5,834,431)	(24,278,021)
Increase (decrease) in accrued liabilities	(1,545,150)	2,270,186	(5,512,270)
Increase (decrease) in bank notes payable	(154,700)	-	2,930,000
Increase (decrease) in advances from customers	(10,155,614)	6,195,617	(3,268,203)
Increase (decrease) in taxes payables	951,397	(1,076,550)	417,318
Net Cash Provided by (Used in) Operating Activities	(2,983,884)	12,264,637	83,079,877

Cash Flows from Investing Activities:
Cash acquired from recapitalization	-	1,278	-
Cash received on disposal of fixed assets	180,999	-	-
Capital expenditures	(10,041,310)	(10,470,663)	(35,121,084)
Net Cash Used in Investing Activities	(9,860,311)	(10,469,385)	(35,121,084)

Cash Flows from Financing Activities
Proceeds from bank loans	36,663,900	8,636,640	-
Repayment of bank loans	(8,817,900)	(2,878,880)	-
Proceeds from short term loan - related parties	15,237,950	2,083,134	1,465,000
Repayment of short term loan - related party	(17,264,520)	-	-
Proceeds from stock to be issued	-	3,175,241	-
Proceeds from stock issued	-	1,910	-
Payment of obligation under capital lease - related parties	(540,646)	(454,415)	(192,359)
Repayment of equipment loans - related parties	(11,257,129)	(11,025,728)	(46,059,634)
Deposit of restricted cash	(3,403,400)	-	(1,758,000)
Repayment of employee loans	(722,360)	-	-
Additional paid in capital - Fakei	80,573	-	-
Proceeds from private placement	310,951	-	-
Net Cash Provided by (Used in) Financing Activities	10,287,419	(462,098)	(46,544,993)

Effect of Exchange Rate Changes on Cash	232,859	203,728	899,458
Net Decrease in Cash and Cash Equivalents	(2,323,917)	1,536,882	2,313,258
Cash - Beginning of the Year	4,061,412	2,524,530	211,272

Cash - End of the Year	$1,737,495	$4,061,412	$2,524,530

Supplemental Cash Flow Information:
Interest Paid	$6,183,958	$4,772,075	$5,885,927
Income taxes	$6,597,605	$3,687,851	$-
Supplemental Schedule of Non-Cash Investing Activities:
Obligation payable to seller of assets acquired	$6,518,297	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Basis of Presentation

Organization

China Industrial Steel inc. (“CIS”) was incorporated on January 27, 2010 under the laws of the State of Maryland. On February 5, 2010, CIS formed a wholly-owned subsidiary, Northern Steel Inc. (“Northern”), under the laws of the State of Colorado to facilitate the Company’s operations in China.

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

The Entrusted Agreements empower CIS, through Northern and Nuosen, with the ability to control and substantially influence Hongri’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. As a result of these entrusted agreements, which obligate CIS to absorb a majority of expected losses of Hongri and enable CIS to receive a majority of expected residual returns  from Hongri and because CIS has the power to direct the activities of Hongri that most significantly impact Hongri’s economic performance, CIS, through its wholly-owned subsidiaries, accounts for Hongri as its Variable Interest Entity (“VIE”) under ASC 810-10-05-8A. Accordingly, CIS consolidates Hongri’s operating results, assets and liabilities.

On August 10, 2010, Mr. Liu Shenghong, our Chairman of Board of Directors and one of the shareholders of YBS Group and several other shareholders of YBS Group (each of them, a “Purchaser”) have entered into call option agreements, (collectively, the “Call Option Agreements”), with our major shareholder, Karen Prudente, pursuant to which they are entitled to purchase up to 100% of the issued and outstanding shares of Karen Prudente at a price of $0.0001 per 100 shares for a period of five years as outlined in the Call Option Agreements: the Option may be exercised, in whole or in part, in accordance with the following schedule: 34% of the Option Shares subject to the Option shall vest and become exercisable on January 1, 2012; 33% of the Option Shares subject to the Option shall vest and become exercisable on January 1, 2013 and 33% of the Option Shares subject to the Option shall vest and become exercisable on January 1, 2014. 34% of the Option Shares became exercisable after December 31, 2011. The shareholders did not exercise these Option Shares as of the date of this report.

According to the above mentioned Call Option Agreements, Karen Prudente would transfer all restricted shares of the Company’s common stock that she received to the shareholders of YBS Group subject to the terms and conditions thereunder and entrust the shareholders of YBS Group with her voting rights in the Company. For accounting purposes, the above transactions were accounted for in a manner similar to a reverse merger or recapitalization, since the former equity shareholders of Hongri now effectively own a majority of CIS’ common stock immediately following the transactions. Consequently, the assets and liabilities and historical operations reflected in the consolidated financial statements prior to the transactions are those of Hongri and are recorded at the historical cost of Hongri, and the consolidated financial statements after completion of the transactions include the assets and liabilities of CIS, Northern, Nuosen, and Hongri (collectively, CIS or the “Company”), historical operations of Hongri, and operations of CIS, Northern, Nuosen and Hongri from the date of the transaction.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in order to present the financial position and results of operations in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in U.S. dollars. The consolidated financial statements include the historical operations of Hongri.

2.  Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of bank notes receivable, accounts receivable, net, advances to suppliers, VAT tax recoverable, advance to related parties, current portion of equipment loan payables and accrued interest – related parties, employee loan and accrued interest payable, bank notes payable, accounts payable, accrued liabilities, VAT and other tax payables, advances from customers, and accounts payable - related parties.  The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to their short-term maturity or by comparison to other instruments with similar terms.

The Company evaluated the fair value of the equipment loans payable – related parties, net of current portion at December 31, 2011 and 2010, and determined that the book value of equipment loans payable approximated the fair market value based on information available as of December 31, 2011 and 2010.

Accounts Receivable

Accounts receivable consists of balances due from customers for the sale of the Company’s steel products. Accounts receivable is recorded at the net realizable value consisting of the carrying amount less an allowance for uncollectible amounts.

The Company estimates the valuation allowance for anticipated uncollectible receivable balances after taking into consideration industry experience, the current economic climate and facts and circumstances specific to the applicable customer. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventories

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market. Costs of inventories include the purchase price and related manufacturing costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost and also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

Advances to Suppliers and Related Parties

In order to ensure a steady supply of raw materials, the Company is required from time to time to make cash advances when placing its purchase orders. Management regularly evaluates the balance of advances and will record a reserve if necessary.

See Note 11 for advances to related parties in the normal course of business.

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

Revenue Recognition

Revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied by the Company at the time of delivery, which is the point when risk of loss and title passes to the customer. Revenue is reported net of all value added taxes. The Company does not routinely permit customers to return products and historically, customer returns have been immaterial.

Foreign Currency Translation

The Company’s financial information is presented in U.S. dollars. The functional currency of our US parent company and US subsidiaries is the US dollar. The functional currency of the Company’s subsidiaries in the PRC is the RMB. Subsidiary transactions, which are denominated in currencies other than RMB, are translated into RMB at the exchange rate quoted by the People’s Bank of China prevailing at the dates of the transactions. Exchange gains and losses resulting from transactions denominated in a currency other than the RMB are included in statements of income as foreign currency transaction gain or loss.

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

	2011	2010	2009
RMB/US$ exchange rate at period end	0.1589	0.1515	0.1465

Average RMB/US$ exchange rate for the period	0.1547	0.1477	0.1448

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

Shipping Costs

Shipping costs include shipping and handling costs. Shipping costs are expensed as incurred. The freight-in costs are included in the cost of revenue. The freight-out costs are usually incurred by the customers and, as such, there were no significant shipping costs for the years ended December 31, 2011, 2010, and 2009.

Advertising

Advertising is expensed as incurred and is included in selling expenses. The Company did not incur significant advertising expenses for the years ended December 31, 2011, 2010 and 2009.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income (loss) arose from changes in foreign currency exchange rates.

Net Income Per Share

Basic net income per share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net income per  share is computed similarly to basic net income per share except that it includes the dilutive securities (warrants) outstanding and potential dilution that could occur if dilutive securities were converted. Such securities (2,580,022 warrants at $4.50 per share and 1,000 warrants at $2.00 per share), had an anti-dilutive effect and, as such, were excluded from the calculation for all periods presented.

Risks and Uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company’s business and financial condition may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation. The current management team (specifically the CEO) of the Company and the majority owner of the Company through YBS are also the majority owners of the controlled variable interest entity in the PRC, Handan Hongri Metallurgy Co. Ltd. (“Hongri”). The US parent company (or CIS) only controls Hongri through certain agreements which obligated CIS to absorb a majority of expected losses of Hongri or  enabled CIS  to receive a majority residual returns from Hongri and granted CIS the power to direct the activities of Hongri that most significantly impact Hongri’s economic performance. As such, there is a risk that the majority shareholders of the Company and, or Hongri could cancel these agreements. If such action was to be taken, the Company would no longer retain control of Hongri, the operating subsidiary. Although the Company has not experienced losses from these risks and believes that they are in compliance with existing laws and regulations including the organization and structure disclosed in Note 1, this may not be indicative of future results. In addition, the management of CIS currently intends to either reinvest or retain all of the income generated by Hongri for strategic expansion purposes and operations into the foreseeable future.

The Company has significant exposure to the fluctuation of raw material and energy products prices as part of its normal operations. There are many factors of our business which are impacted by prevailing market conditions, specifically, a change in the raw material and energy product pricing environment, rise or decline, will influence our inventory levels, purchasing decisions and will, ultimately, all have an impact on our gross profit. Management operational decisions are a direct response to the market and as such will change as market conditions change. As of December 31, 2011 and 2010, the Company had not entered into any commodity contracts to mitigate such risks.

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

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property. These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available. If: (i) information that is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued. If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income in the period in which the loss can be reasonably estimated. As of December 31, 2011 and 2010, the Company has not experienced any uninsured losses from injury to others or other losses.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). This ASU is intended to simplify how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect this ASU will have an impact on our Consolidated Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments.  The ASU is effective for annual periods beginning on or after January 1, 2013 and interim periods therein. The Company is currently evaluating the impact this update will have on our consolidated financial statements.

In December 2011, FASB issued ASU No. 2011−12, “Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011−12”).  Among the new provisions in ASU 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); however this reclassification requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date.

3.  Bank Notes Receivable

Bank notes receivable are highly liquid negotiable instruments issued by banks in the PRC on behalf of Hongri’s customers.  These notes typically have maturities between one to six months.  With these bank notes, The Company can: (a) redeem the notes for face value at maturity, (b) endorse the notes to the Company’s vendors as a form of payment instrument at full value, or (c) factor the notes to a bank.  In the event that the Company factors these notes to a bank, it will record as interest expense the difference between cash received and the face value of the note. The Company believes all of the notes are fully realizable and has not recorded any reserves as of December 31, 2011 and 2010, respectively.

4.  Accounts Receivable

Accounts receivable at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Accounts receivable	$21,383,735	$12,535,782
Allowance for doubtful accounts	(521,466)	(426,502)
Accounts receivable, net	$20,862,269	$12,109,280

5.  Inventories

Inventories at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Raw materials	$172,372	$2,267,111
Finished products	12,004,416	10,034,658
Spare parts	3,963,148	877,121
Total	$16,139,936	$13,178,890

6.  Machinery and Equipment, Net

Machinery and equipment stated at cost less accumulated depreciation at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Machinery and equipment	$246,906,365	$216,950,742
Auxiliary facilities	3,028,424	2,887,771
Transportation equipment	552,288	498,308
Office equipment	34,087	30,063
Electronic equipment	36,741	35,035
Subtotal	250,557,905	220,401,919
Accumulated depreciation	(70,520,287)	(44,188,226)
Construction in progress	2,887,029	5,481,432
Total	$182,924,647	$181,695,125

7.  Restricted Cash

Restricted cash consisted of the following at December 31, 2011 and 2010.

	2011	2010
Bank deposit as part of collateral to bank notes payable	$3,019,100	$1,818,240
Bank deposit as part of collateral to working capital loan	2,383,500	-
Total	$5,402,600	$1,818,240

Restricted cash represents required cash deposits by the bank as a part of collateral to bank notes payable and working capital loan (see Note 9). The Company has to maintain  100% of the balance of the bank notes payable to ensure future credit availability. The Company earns interest at a variable rate per month on this restricted cash.

8.  Obligations Under Capital Leases – Related Parties

We account for all of our related party leases with YBS and our affiliates as capital leases under ASC 840 as we have concluded that YBS has the ability to extend the length of the terms of all of our leases whenever they see fit. Therefore, we have concluded all of the leases meet the requirement for capitalization of assets as the term is expected to be greater than 75% of the useful life of the asset. We have calculated the value of the capitalized assets as the present value of all lease payments over the stated term using an estimated interest rate based on our bank borrowing rates. Should YBS extend any of our leases, we will re-calculate the value of the capitalized lease based on the renewed terms and record an additional asset upon the occurrence.

Typically, the terms of the lease are based on YBS’s costs and they structure their leases without any significant profits built in.

In December 2007, the Company entered into a lease agreement with YBS Group to lease 956 mu (approximately 157.5 acres) of land as its manufacturing site. The rent for the first three years was waived per lease agreement. The annual lease payment is RMB 1,434,450 (approximately $227,934) which commenced in 2011. The average lease payment is RMB 1,291,005 (approximately $205,141) per annum. The lease is set to expire on December 31, 2037. The present value of the total lease payments at inception was RMB 12,703,147 (approximately $1,939,898), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2007, the Company entered into a lease agreement with YBS Group to lease the manufacturing building of Plate-Rolling I. The annual lease payment is RMB 3,522,211 (approximately $559,679) commencing on January 1, 2008. The lease is set to expire on December 31, 2017. The present value of the total lease payments at inception was RMB 23,816,623 (approximately $3,637,037), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2007, the Company entered into a lease agreement with Hongrong, a related party, to lease the manufacturing building of Steel-Making I. The annual lease payment is RMB 1,210,716 (approximately $192,383) commencing on January 1, 2008. The lease is set to expire on December 31, 2017. The present value of the total lease payments at inception was RMB 8,186,666 (approximately $1,250,186), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2009, the Company entered into a lease agreement with YBS Group to lease the manufacturing building of Steel-Making II. The annual lease payment is RMB 107,469 (approximately $17,077) commencing on January 1, 2010. The lease is set to expire on December 31, 2019. The present value of the total lease payments at inception was RMB 793,198 (approximately $121,129), which was calculated with a discount rate of 5.94%, a PRC long term borrowing rate in December 2009.

In November 2009, the Company entered into a lease agreement with Hongrong to lease the manufacturing building of Bar-Rolling III. The annual lease payment is RMB 758,503 (approximately $120,526) commencing on January 1, 2010. The lease is set to expire on December 31, 2019. The present value of the total lease payments at inception was RMB 5,598,552 (approximately $854,955), which was calculated with a discount rate of 5.94%, a PRC long term borrowing rate in December 2009.

As of December 31, 2011, future minimum rental payments applicable to the above non-cancelable capital leases with remaining terms in excess of one year were as follows:

Capital Leases
2012	$1,117,598
2013	1,117,598
2014	1,117,598
2015	1,117,598
2016	1,117,598
Thereafter	5,951,485
Total minimum lease payments	11,539,475
Less amount representing interest	(4,687,263)
Present value of net minimum lease payments	6,852,212
Less current obligations	(597,258)
Long-term obligations	$6,254,954

9.  Bank Notes, Bank Loan Payable and Short Term Loan Payable – Related Party

Bank Notes Payable

The bank notes payable do not carry a stated interest rate, but carry a specific due date usually within six months. These notes are negotiable documents issued by financial institutions on the Company’s behalf to vendors. These notes can either be endorsed by the vendor to other third parties as payment, or prior to becoming due, they can factor these notes to other financial institutions. These notes are short-term in nature, as such; the Company does not calculate imputed interest with respect to them. These notes are collateralized by the Company’s restricted bank deposits. The Company has to maintain 100% of the balance of the bank notes payable to ensure future credit availability.

Bank Loan Payable

Bank loans at December 31, 2011 and 2010 consisted of the following:

		2011	2010
To Credit Union
Interest at 6.10%, payable March 29, 2012	(a)	$3,019,100	$-
Interest at 13.12%, payable September 19, 2012	(b)	3,019,100	-
Interest at 11.12%, payable December 12, 2011	(c)	-	2,878,880
Interest at 10.23%, payable February 28, 2011	(d)	-	2,878,880
To Raiffeisen Bank International AG Beijing Branch
Interest at 7.93%, due by February 27, 2012	(e)	28,602,000	-
Total Short Term Bank Loans		$34,640,200	$5,757,760

(a)
On September 30, 2011, the Company received a RMB 19,000,000 ($3,019,100) short-term borrowing from Credit Union. The loan is a “working capital” loan that bears interest at 6.10% per annum and is due on March 29, 2012. The loan is secured by the equipment of Hongrong, a related party.

(b)
On September 22, 2011, the Company received a RMB 19,000,000 ($3,019,100) short-term borrowing from Credit Union. The loan is a “working capital” loan that bears interest at 13.12% per annum and is due on September 19, 2012. The loan is secured by the equipment of Hongrong, a related party.

(c)
On December 14, 2010, the Company received a RMB 19,000,000 ($2,878,880) short-term borrowing from Credit Union. The loan is a “working capital” loan that bears interest at 11.12% per annum and was due on December 12, 2011. The loan was secured by the equipment of Hongri. The loan was repaid in September 2011.

(d)
On December 30, 2010, the Company received a RMB 19,000,000 ($2,878,880) short-term borrowing from Credit Union. The loan was a “working capital” loan that bore interest at 10.23% per annum and was due by February 28, 2011. The loan was secured by the equipment of Hongri. The loan was repaid in February 2011.

Total value of the equipments secured for the above mentioned bank loans is RMB 70,967,104 ($11,276,673) as of September 30, 2011.

(e)
On June 28, 2011, Hongri entered into a revolving loan agreement (the “Agreement”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The Agreement provides for a revolving credit facility in an aggregate principal amount of   RMB 180,000,000 (approximately $28,602,000) which shall be used as working capital. The credit facility matures on July 31, 2012 and each borrowing cannot exceed 180 days or days the Bank agreed during the Agreement period.

On August 24, 2011, Hongri deposited RMB 15,000,000 ($2,383,500) into Raiffeisen to execute the revolving loan agreement, which was recorded as restricted cash. On August 31, 2011, the Company received the first borrowing RMB 180,000,000 ($28,602,000) which was due by February 27, 2012. The Company repaid its outstanding balance as of February 24, 2012.  Upon the repayments, the Company acquired the second borrowing in the total amount of RMB 180,000,000 from Raiffeisen Bank. The second borrowing is due by July 31, 2012.

Pursuant to the Agreement, borrowings will bear interest at 130% of the benchmark rates of similar loans published by the People’s Bank of China. Based on the current benchmark interest rate for a six months loan, the first borrowing bears the interest of 7.93% and the second borrowing bears the interest of 8.78%.  The interest is calculated on the daily basis and shall be paid on the 20th of the last month of each quarter. The borrowings are secured substantially by the following: all machineries and equipment of Hongri; inventories of  Hongri and Hongrong with a value of no less than RMB 75,000,000 (approximately $11,917,500); a security deposit of RMB 15,000,000 (approximately $2,383,500) into the Raiffeisen bank as a collateral; corporate guaranty from Hebei Wu’an Yuanbaoshan Industry Group Co., Ltd. (“YBS group”), a majority shareholder of Hongri; and personal guaranty from Mr. Beifang Liu, Chairman of Yuanbaoshan and Mr. Shenghong Liu, Chairman and Chief Executive Officer of the Company.

Short Term Loan Payable – Related Party

As of December 31,  2010, the net borrowings from a related party, Mr. Binchang Liu, a senior manager of the Company, totaled  RMB 24,100,000 ($3,651,632). As of December 31, 2011, all borrowings from Mr. Binchang Liu were paid off. The borrowings from Mr. Liu were payable on demand and bear interest at 7% per annum. For the years ended December 31, 2011 and 2010, the accrued interest expense payable was $338,632 and $86,683, respectively.

During 2011, the Company borrowed $1,747,900 (RMB 11,000,000) from a related party, Mr. Maisheng Liu, a senior manager of the Company. The borrowings from Mr. Liu were payable on demand and bear interest at 7% per annum. For the year ended December 31, 2011, the accrued interest expense payable was $2,011.

The weighted average short term loan balance consisting of financial institution loans and Binchang Liu and Maisheng Liu loans, was $18,308,766 and $3,992,282 as of December 31, 2011 and 2010, respectively. The weighted average interest rate for short term loans was 8.11% and 9.00% for 2011 and 2010, respectively.

10.  Taxes Payables

Tax payables at December 31, 2011 and 2010 consisted of:

	2011	2010
PRC corporation income tax	$1,602,160	$767,326
Other taxes payable	266,726	82,921
Total	$1,868,886	$850,247

See Note 16.

11.  Related Party Transactions

Hongri is 70% owned by YBS Group,  a major shareholder of some other steel production related companies, mainly Hongrong Iron and Steel Co. Ltd. (“Hongrong”), Wu'an Baoye Coke Industrial Co. Ltd.(“Baoye”), Wu'an Yuanbaoshan Cement Plant (“Cement Plant”), Wu'an Yuanbaoshan Ore Treatment Plant (“Ore Treatment”), Wu'an Yuanbaoshan Industrial Group Go. Ltd - Gas Station and Wu’an Yejin Iron Co. Ltd. (“Yejin”). During the routine business process, Hongri purchases raw materials and supplies from these companies and advances to / or owes cash to these companies.

The relationships and the nature of related party transactions are summarized as follow:

Name of Related Party	Owned by YBS and its major shareholders	Relationship to Hongri	Nature of Transactions
Hebei Wu'an Yuanbaoshan Industrial Group Co. Ltd. (“YBS Group”)	Self	70% parent	Services, information and public relationship, and coordination
Wu'an Yuanbaoshan Industrial Group Co. Ltd - Gas Station	100%	Affiliated company	Supplier of gas
Wu'an Hongrong Iron & Steel Co. Ltd (“Hongrong”)	67%	Affiliated company	Supplier of molten iron
Wu'an Baoye Coke Industrial Co. Ltd. (“Baoye”)	49%	Affiliated company	Supplier of coke
Wu'an Yuanbaoshan Cement Plant	36%	Affiliated company	Supplier of cement
Wu'an Yuanbaoshan Ore Treatment Plant	33%	Affiliated company	Supplier of granular
Wu’an Yejin Iron Co. Ltd	31%	Affiliated company	Supplier of iron

Consolidation is required when an entity holds a controlling interest in another entity (often in the form of control through voting interests) or if the entity meets the requirements of a variable interest entity (“VIE”). The Company has no direct control of the affiliated companies, noted above, through voting interests. However, because the Company has a variable interest in some of these affiliated companies via the supply relationships noted above (i.e. implied relationships), the Company is required to determine whether such affiliates are VIE’s and, if so, whether the Company is the primary beneficiary so that consolidation must occur. A VIE has the following characteristics in accordance with ASC 810-10-15-14:  insufficient equity investment at risk; equity lacking decision-making rights; equity with non substantive voting rights; lacking the obligation to absorb an entity’s expected losses and lacking the right to receive an entity’s expected residual returns. The Company’s analysis concluded that such affiliates were not VIE’s because none of these characteristics are present.

As of December 31, 2011 and 2010 advances to related parties and accounts payable - related parties consisted of:

Advances to Related Parties

Name of related parties	2011	2010
YBS Group	$21,075,317	$24,950,265
Hongrong	56,340,968	19,215,494
Ore Treatment	-	370,727
Total Advances to Related Parties	$77,416,285	$44,536,486

Accounts Payable - Related Parties

Name of related parties	2011	2010
Baoye	$(56,447)	$(4,400,996)
Ore Treatment	(3,149)	-
Cement Plant	(124,851)	(104,688)
Total Accounts Payable - Related Parties	$(184,447)	$(4,505,684)

The balance of advances to YBS group, a parent company, was $21,075,317 and $24,950,265 as of December 31, 2011 and 2010, respectively. YBS Group is a parent company. It provides various services to the subsidiary companies, such as market and industrial information, public relationship, various government agents’ relationship, coordination the production and purchase for subsidiaries and so on. Advances to YBS Group were in connection with the purchase of iron and supplementary materials used in Hongrong’s production, a molten iron supplier of Hongri. The balance of advance to YBS Group will be returned or credited against YBS Group’s other services provided to the Company in 2012.

YBS group charged a service fee based on its expenses and services and allocated to its subsidiary companies proportionally. The amount charged to each subsidiary company varies each year. Commencing in 2010, YBS Group charged 0.1% of current year revenue of Hongri. The management believes that 0.1% of revenue is a reasonable charge method. The services fees were $804,541, $569,035 and $289,500 for the years ended December 31, 2011, 2010 and 2009, respectively. Service fees consisted of management salaries, trainings, consultations, common areas charges and other fees. The Company estimated that service fee would be similar or marginally higher than current charged fees if the services had provided by third parties. Among services fees, executive officers’ salaries were stand-alone expenses. Such expenses were $61,880, $59,096 and $57,900 for the years ended December 31, 2011, 2010 and 2009, respectively. No amount was owed to YBS Group at December 31, 2011 and 2010, respectively.

Purchases from related parties

Hongri purchased raw materials from the above-mentioned related parties and had advances and accounts payable to these related parties in the routine business operations. It is a common practice in China that a vendor or supplier requires an advance payment before the shipment of merchandise. The Company made advances to the related parties to enable them pay partial amounts in advance to their vendors or suppliers. Most of these advances related to the purchase of raw material and other supplies in routine business and were short term in nature. These advances are interest free. The balance of advances to Hongrong, the Company’s major molten iron supplier, was $56,340,968 and $19,215,494 as of December 31, 2011 and 2010, respectively.

Accounts payable to related parties represents an unsettled amount in the normal course of business. These payables were short term in nature. Total payable to related parties was $184,447 and $4,505,684 as of December 31, 2011 and 2010, respectively.

Hongrong is a manufacturer of molten iron – a raw material for the Company’s steel production. The Company subcontracted with Hongrong to process molten iron prior to February 2010.  Beginning from February 2010, the Company terminated the subcontract relationship with Hongrong and began purchasing processed molten iron from Hongrong (as opposed to previously directly purchasing various raw materials and paying a processing/contract manufacturing fee to Hongrong) at a price equivalent to the local iron market, in accordance with a supply agreement. During the year ended December 31, 2011, the Company purchased $659,998,838 (1,445,304 metric tons) molten iron, $5,659,111 (21,400 metric tons) scrap steel and $1,106,946 supplies from Hongrong. From February to December 2010, the Company purchased $431,329,226 (1,080,737 metric tons) of molten iron from Hongrong. In 2009, the Company paid $20,178,180 processing fee to Hongrong.

The Company purchased powdered iron – raw material from YBS Group in the amount of $0, $2,059,667 and $2,767,262 in the years ended December 31, 2011, 2010 and 2009, respectively.

The Company purchased coke – raw material in the amount of $0, $2,927,689 and $51,752,940 from Baoye in the years ended December 31, 2011, 2010 and 2009, respectively.

The Company purchased granular – raw material in the amount of $0, $1,804,559 and $2,388,877 from Wu'an Yuanbaoshan Ore Treatment Plant in the years ended December 31, 2011, 2010 and 2009, respectively.

Sales to related parties

The Company’s sales of its products to YBS Group amounted to $20,344,781, $26,854,226 and 30,366,019 in 2011, 2010 and 2009, respectively. YBS acts as a distributor of steel products for the Company and all sales are final. The only right of return is for defective steel products and the Company has not experienced any returns in the past years of operations. The steel products are picked up directly by YBS’ customers at which time the Company recognizes the sale. The Company has determined these sales should be recorded on a gross basis based on the following analysis: upon shipment all risks of ownership transfer to YBS’ customers and the Company does not bare any additional risks and YBS has all of the collection risk from its customers.

Accounts receivable from YBS Group were $0 and $17,298,276, as of December 31, 2011 and 2010, respectively.

During 2011, the Company sold $6,750,783 steel products to Hongrong, which were used in Hongrong’s blast furnace constructions.

Equipment purchased from related parties

See Note 12 Equipment Loans Payable – Related Parties.

Loan from related party

See Note 9 Bank Notes, Bank Loan Payable and Short Term Loan Payable – Related Party

Leases from related parties

See Note 8 Obligations Under Capital Lease – Related Parties

12.  Equipment Loans Payable – Related Parties

Equipment loan payables – related parties at December 31, 2011 and 2010 consisted of:

Equipment Loans Payable	2011	2010

Equipment loan - YBS Group payable	$46,071,679	$50,349,307
Equipment loan - Hongrong payable	16,584,767	20,422,832
Total equipment loans payable	62,656,446	70,772,139
Less: current portion	(11,562,752)	(11,025,728)
Long-term payable	$51,093,694	$59,746,411

On November 30, 2007, the Company purchased Plate-Rolling I production line and related auxiliary equipment from YBS Group at a price of RMB 191,163,559 (approximately $26,208,524), which was at cost, and carryover basis of YBS group. YBS Group provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bears interest at 5% per annum, and has a fixed repayment schedule at RMB 17,973,455 (approximately $2,855,982 at December 31, 2011 exchange rate) per annum (payable at the end of the year).

On November 30, 2009, the Company purchased Steel-Making II production line and related auxiliary equipment from YBS Group at a price of RMB 243,811,599 (approximately $35,718,399), which was at cost, and carryover basis of YBS Group. YBS Group provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bears interest at 5% per annum, and has a fixed repayment schedule at RMB 24,380,000 (approximately $3,873,982 at December 31, 2011 exchange rate) per annum (payable at the end of the year).

On November 30, 2007, the Company purchased Steel-Making I production line and related auxiliary equipment from Hongrong at a price of RMB 326,028,440 ($44,698,499), which was at cost, and carryover basis of Hongrong. Hongrong provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bears interest at 5% per annum, and has a fixed annual repayment schedule at RMB 30,414,021 (approximately $4,832,788 at December 31, 2011 exchange rate) per annum (payable at the end of the year).

For the years ended December 31, 2011, 2010 and 2009, the Company recorded interest expense and paid interest totaling $2,570,300, $2,767,527 and $2,540,390 to YBS Group, respectively.

For the years ended December 31, 2011, 2010, and 2009, the Company recorded interest expense and paid interest totaling $1,042,573, $1,220,335 and $3,376,947 to Hongrong, respectively.

Equipment loans, accrued interest and repayments were reconciled follows:

			Steel-Making II production line and related auxiliary equipment loan	Plate-Rolling I production line and related auxiliary equipment loan
YBS Group Loan Payable	Total Loans and Accrued Interests Payable	Accrued Loan Interests	interest at 5% per annum, due December 31, 2018	interest at 5% per annum, due December 31, 2017

Balance at December 31, 2009	$54,885,968	$-	$32,146,729	$22,739,239
Accrued interest	2,767,527	2,767,527	-	-
Repayment in 2010	(9,184,923)	(2,767,527)	(3,694,058)	(2,723,338)
Effect of exchange rate	1,880,735		1,101,547	779,188
Balance at December 31, 2010	50,349,307	-	29,554,218	20,795,089
Accrued interest	2,570,300	2,570,300	-	-
Repayment in 2011	(9,300,264)	(2,570,300)	(3,873,982)	(2,855,982)
Effect of exchange rate	2,452,336		1,439,481	1,012,855
Balance at December 31, 2011	$46,071,679	$-	$27,119,717	$18,951,962

			Steel-Making I production line and related auxiliary equipment loan
Hongrong Loan Payable	Total Loans and Accrued Interests Payable	Accrued Loan Interests	interest at 5% per annum, due December 31, 2017
Balance at December 31, 2009	$24,201,859	$-	$24,201,859
Accrued interest	1,220,335	1,220,335	-
Repayment in 2010	(5,828,668)	(1,220,335)	(4,608,333)
Effect of exchange rate	829,306		829,306
Balance at December 31, 2010	20,422,832	-	20,422,832
Accrued interest	1,042,573	1,042,573	-
Repayment in 2011	(5,875,361)	(1,042,573)	(4,832,788)
Effect of exchange rate	994,723	-	994,723
Balance at December 31, 2011	$16,584,767	$-	$16,584,767

At December 31, 2011, maturities of the equipment loan payable for the next five years and in total were as follows:

Year ending December 31,	Minimum Repayment

2012	$11,562,752
2013	11,562,752
2014	11,562,752
2015	11,562,752
2016	11,562,752
Thereafter	4,842,686
Total	$62,656,446

13.  Employee Loan Payable

Employee loan payable consisted of loans from employees (non executive officers) of the Company, which bore an interest rate at 25% per year and was due by December 31, 2010. Accrued interest was $530,630 at December 31, 2010 and was classified in accrued liabilities in the accompanying balance sheet.  In January 2011, the Company repaid all employee loans and accrued interest.

14.  Statutory Reserves

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

If the accumulated balance of the Company’s statutory reserve is not enough to make up for the losses of the Company of the previous year, the current years’ profit shall first be used for making up the losses before the statutory reserve is drawn. As of December 31, 2011 and December 31, 2010, the statutory reserves amounted to $6,530,869.

15.  Stockholders’ Equity

The Company is authorized to issue 980,000,000 shares of common stock with par value at $0.0001 per share.  The common stock has voting rights, dividend rights and liquidation rights (after debt and other liabilities of the Company). The Company is also authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock with par value at $0.0001 per share. The Series A Convertible Preferred Stock ranked junior to any other series of Blank Check Preferred Stock but senior to any other equity securities of the Company. Series A Convertible Preferred Stock has $10 liquidation amount for each share outstanding and has no dividend and voting rights. In addition, the Company is authorized to issue 10,000,000 shares of Blank Check Preferred Stock with par value at $0.0001 per share.

On July 1, 2010, the Company had approved a resolution to issue 25,000 shares of common stock to its director, Mr. Frank Pena for a consideration of $0.0001 per share; to issue 25,000 shares of common stock to its Chief Financial Officer Mr. Xiaolong Zhou for a consideration of $0.0001 per share; to issue 10, 000 shares to Mr. Mark Cohen for a consideration of $0.0001 per share. The shares issued to Mr. Frank Pena, Mr. Xiaolong Zhou and Mr. Mark Cohen were valued at $1,000, $1,000 and $400, respectively, which were based on the fair value of the services provided. The fair value was determined to be more reliable than the equity interests due to the early status in the Company’s lifecycle. The fair value was capitalized in the accompanying balance sheet and expensed in the statement of operation in 2010, the period the services received.

On July 1, 2010, the Company approved the resolution to execute the Corporate Finance Advisory Service Agreement with Friedland Capital USA Inc. (“Friedland”). Pursuant to the terms of the Agreement, the Company issued 9,325,044 shares of common stock to the designees of Friedland for a consideration totaled $1,902. The shares issued to Friedland were valued at $375,000 in total, which was based on the fair value of the services provided by Friedland. This fair value was determined to be more reliable than the equity interests due to the early status in the Company’s lifecycle. The fair value was capitalized in the accompanying balance sheet and expensed in the statement of operation in 2010, the period the Friedland fulfilled its services.

During the third quarter of 2010, the Company commenced a private placement to sell up to 2,580,022 shares of its common stock and warrants at a price of $1.50 per share. Each share consists of 1 share of common stock and a warrant to purchase 1 share of common stock at a price of $4.50 per share. The warrant has a term of 3 years. As of December 31, 2010, the Company had 29 accredited investors subscribed for a total of 2,352,023 units and for total of $3,528,046 of proceeds that had been prepaid. In addition, the Company has recorded $352,805 as commissions offsetting the subscriptions received. On January 28, 2011, the Company closed the private placement with 44 accredited investors purchasing 2,579,022 shares for total proceeds of $3,868,547.

On February 7, 2011, the Company consummated another private placement and sold additional 1,000 of its common stock and warrants to one (1) accredited investors at the price of $4.50 and received proceeds of $4,500. Each selling share comprises one share of Company’s common stock and one three-year warrant to purchase one share of Company’s common stock at $2.00 per share and additional one three-year warrant to purchase one share of Company’s common stock at $4.50 per share. Subsequent to the closing of the private placement, the Company issued 1,000 shares of common stocks, 1,000 shares of $2.00 warrants and 1,000 shares of $4.50 warrants to the investor.

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

Following was a summary of the warrants as of December 31, 2011:

	Date of Issuance	Number of Warrants	Weighted Average Exercise Price	Weighted Remaining Lift in Years
Outstanding, December 31, 2010	-	-	$-
$4.50 warrants	January 28, 2011	2,579,022	4.50	2.07
$4.50 warrants	February 7, 2011	1,000	4.50	2.10
$2.00 warrants	February 7, 2011	1,000	2.00	2.10
Outstanding, December 31, 2011		2,581,022	$4.50	2.07

16.  Income Tax

The provision for income tax of $7,432,439, $4,455,177 and $0 for the years ended December 31, 2011,  2010 and 2009, respectively, arose from income tax incurred and or paid to the Chinese tax agent.

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

Foreign pretax earnings were $53,649,225, $30,225,617 and 58,160,977 for the years ended December 31, 2011,  2010 and 2009, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2011, approximately $165,361,886 of accumulated unadjusted earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S federal corporation income tax rate of 34%, an additional tax of $44,068,634 would have to be provided if such earnings were remitted currently.

The following table reconciled the US statutory rates to the Company’s effective rate for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009

US statutory tax rate	34.0%	34.0%	34.0%
Foreign income not recognized in US	-34.0%	-34.0%	-34.0%
China income tax rate	12.5%	12.5%	0.0%
Non-deductible expenses	1.5%	2.2%	0.0%
Effective rate	14.0%	14.7%	0.0%

CIS and Northern were incorporated in the United States and have incurred net operating loss for income tax purpose in the year ended December 31, 2011. The Companies had loss carry forwards of approximately $1,209,751 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2030 and 2031. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of December 31, 2011 was $411,315.

The Company did not have any significant temporary differences relating to deferred tax liabilities as of December 31, 2011 and December 31, 2010.

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

The Company evaluated its tax positions, and as of December 31, 2011 and 2010. No uncertain tax position has been identified.

17.  Commitments and Contingencies

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

As of December 31, 2011 and 2010, the Company had no pending litigation.

Corporate Finance Advisory Services Agreements

On December 7, 2009, the Company entered a Corporate Finance Advisory Services Agreement (the “Advisory Agreement”) with Friedland Corporate Investor Services LLC (“Friedland LLC”).  The agreement provided Friedland LLC would provide certain corporate finance advisory services to the Company designed to form a Wholly Owned Foreign Enterprise (“WOFE”) in China and to result in the Company’s shares becoming publicly-traded in the United States. As consideration for these services, the Company agreed to pay Friedland no more than 12% of the Company shares outstanding on a fully diluted basis at the time of commencement of trading of the Company’s shares. On July 1, 2010, the Company issued 9,325,044 shares of common stock to the designees of Friedland. The shares issued to Friedland were valued at $375,000 in total, which was based on the fair value of the services provided by Friedland. This fair value was determined to be more reliable than the equity interests due to the early status in the Company’s lifecycle. The fair value was capitalized in the accompanying balance sheet and expensed in the statement of operation in 2010, the period in which Friedland fulfilled its services. In addition, the Company also agreed to pay RMB 2,700,000 ($409,104) in cash to Friedland. The payment is to be paid in accordance with the progress of the services. For services received, the Company recorded RMB 2,100,000 ($318,192) consulting expense in 2010 and paid it in February 2011. There was no consulting expense in connection with the Advisory Agreement for the year ended December 31, 2011.

18.   Major Customers and Vendors

Beginning from February 2010, the Company purchased molten iron from Hongrong, a related company (see Note 11 Related Party Transactions). The purchase from Hongrong was 98% and 94% of the total purchases in year ended December 31, 2011 and 2010, respectively. No purchase from other vendors was over 5% in 2011 and 2010. For the year ended December 31, 2009, the Company received 14.30% of its total purchases from its related parties and 10.85% from another major vendor respectively, the remaining was purchased from various vendors.

For the year ended December 31, 2011, there were two (2) major customers that accounted for approximately 40% of the Company’s total sales, 21% and 19%, respectively. For the year ended December 31, 2010, two customers accounted for 18% and 10% of sales, respectively. For the year ended December 31, 2009, there were ten (10) major customers that accounted for approximately 59.95% of the Company’s total sales with only one customer totaling 12% of sales.

19.  Segment Reporting

The Company operates in one industry segment and in one geographic region, which is the PRC. Revenues and costs of goods sold by major products for the years ended December 31, 2011, 2010 and 2009 consisted of:

Revenues	2011	2010	2009
Steel plates	$474,946,204	$439,719,098	$385,531,390
Steel bars	934,581	26,101,538	-
Steel wire	119,936,402	-	-
Steel billets	209,657,073	100,568,635	161,712,725
Byproducts and others	17,632,782	7,277,413	9,510,845
Total Revenues	$823,107,042	$573,666,684	$556,754,960

Costs of Revenue	2011	2010	2009
Steel plates	$460,188,852	$416,440,083	$347,922,843
Steel bars	929,289	26,868,918	-
Steel wire	107,001,901	-	-
Steel billets	192,353,711	92,545,496	140,927,723
Others	1,172,281		5,767,615
Total Cost of Revenue	$761,646,034	$535,854,497	$494,618,181

Gross Profit Margin	2011	2010	2009
Steel plates	3.11%	5.29%	9.75%
Steel bars	0.57%	-2.94%	-
Steel wire	10.78%	-	-
Steel billets	8.25%	7.98%	12.85%
Total Gross Profit Margin	7.47%	6.59%	11.16%

The Company sold 768,374, 835,795 and 913,300 metric tons of steel plates for the years ended December 31, 2011, 2010 and 20090, respectively.

The Company sold 1,653 and 48,780 metric tons of steel bars for the years ended December 31, 2011 and 2010, respectively. There were no steel bars sales in 2009.

The Company sold 195,417 metric tons of steel wire for the years ended December 31, 2011. There were no steel wire sales in 2010 and 2009.

The Company sold 368,544, 195,214 and 396,438 metric tons of steel billets for years ended December 31, 2011, 2010 and 2009, respectively.

20.       Condensed Unaudited Parent Company Financial Information

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

The Investment in subsidiaries was determined using the equity method of accounting. Relevant PRC statutory laws and regulations restrict certain payments, such as dividends, loans or advances, from the Companies’ registered capital. Such restricted capital approximates $15,244,000 as of December 31, 2011. The Company is also required to allocate a portion of its after-tax profits to the statutory reserve. Annual appropriations to the statutory reserve are required to be at least 10% of an enterprise’s after-tax net income determined under Chinese GAAP. When the surplus reserves account balance is equal to or greater than 50% of the Company’s paid-in capital, no further allocation to the surplus reserve account is required. As of December 31, 2011, such reserved fund totaled $6,530,869. In addition, the Company’s ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars is limited due to the regulations of PRC’s currency exchange. It is not certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB in the future.

CHINA INDUSTRIAL STEEL INC.
PARENT COMPANY
CONDENSED BALANCE SHEETS (IN US DOLLARS)
AS OF DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$76,318	$496,995
Total Current Assets	76,318	496,995

Investment in subsidiaries	187,468,138	133,417,704

TOTAL ASSETS	$187,544,456	$133,914,699

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued liabilities	$-	$538,803
Due to YBS group	222,500	-
Total Current Liabilities	222,500	538,803

TOTAL LIABILITIES	222,500	538,803

Commitments and Contingencies

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Blank Check Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 980,000,000 authorized, 70,962,036 issued and outstanding at December 31, 2011 and 2010, respectively	7,354	7,096
Paid-in capital	16,299,744	12,733,237
Stock to be issued	-	3,175,241
Retained earnings	156,720,386	110,918,910
Accumulated other comprehensive income	14,294,472	6,541,412
Total Stockholders' Equity	187,321,956	133,375,896
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$187,544,456	$133,914,699

CHINA INDUSTRIAL STEEL INC.
PARENT COMPANY
CONDENSED STATEMENTS OF OPERATIONS (IN US DOLLARS)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
Revenues	$-	$-	$-
Cost of Revenue	-	-	-
Gross Profit	-	-	-

Professional fees	388,109	784,242	-
Other General and Administrative expenses	27,066	10,109	-

Loss from operation before income tax	(415,175)	(794,351)	-
Provision for income tax	-	-	-
Equity income from subsidiary	46,216,651	26,564,791	58,160,977
Net Income	$45,801,476	$25,770,440	$58,160,977

Other Comprehensive Income:
Foreign currency translation gain	7,754,573	4,122,803	675,123
Other Comprehensive Income	$53,556,049	$29,893,243	$58,836,100

CHINA INDUSTRIAL STEEL INC.
PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (IN US DOLLARS)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
Cash Flows from Operating Activities:
Net Income	$45,801,476	$25,770,440	$58,160,977
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Equity income from subsidiaries	(46,216,651)	(26,564,791)	(58,160,977)
Issuance of shares in consideration for services	-	375,491	-
(Decrease) increase in accrued liabilities	(538,804)	538,804	-
Net Cash (Used in) Provided by Operating Activities	(953,979)	119,944	-

Cash Flows from Investing Activities:
Investment in subsidiary	-	(2,800,100)	-
Net Cash Used in Investing Activities	-	(2,800,100)	-

Cash Flows from Financing Activities
Investment in subsidiary	(149)	-	-
Proceeds from YBS group	222,500	-	-
Proceeds from stock issued	-	1,910	-
Proceeds from private placement	310,951	3,175,241	-
Net Cash Provided by Financing Activities	533,302	3,177,151	-

Net Increase in Cash and Cash Equivalents	(420,677)	496,995	-
Cash and Cash Equivalents - Beginning of Year	496,995	-	-
Cash and Cash Equivalents - End of Year	$76,318	$496,995	$-

21. Unaudited Quarterly Financial Data

Year 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$187,524,816	$216,799,301	$225,955,836	192,827,089
Gross profit	10,426,543	14,409,268	23,470,731	13,154,466
Net income	7,132,774	10,704,209	18,354,949	9,609,544
Net income per common share
Basic and diluted	$0.10	$0.15	$0.25	$0.13

Year 2010
Net Sales	$119,167,163	$141,378,635	$109,201,658	203,919,228
Gross profit	9,420,194	8,928,053	6,719,421	12,744,519
Net income	6,783,946	6,258,235	2,763,261	9,964,998
Net income per common share
Basic and diluted	$0.11	$0.10	$0.04	$0.14

22.       Subsequent Events

The Company repaid its revolving loan RMB 180,000,000 ($28,602,000) borrowed from Raiffeisen Bank as of February 24, 2012.  The Company then acquired a second borrowing in the amount of RMB 180,000,000 ($28,602,000) from Raiffeisen Bank. The second borrowing bears interest of 8.78% and is due by July 31, 2012.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company is not required to provide a report of management’s assessment regarding internal control due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.  However, our management, with the participation of our principal executive and principal financial officer began the process of evaluating our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, management concluded that as of the period covered by this annual report on Form 10-K, these disclosure controls and procedures were not effective, as a result of the material weaknesses identified in our internal control over financial reporting. These material weaknesses are discussed in “Management’s Report on Internal Control over Financial Reporting” below.  Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

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

The Company initiated evaluation work and identified some material weaknesses. During fourth quarter of 2011, our management, under the supervision of Chief Financial Officer, evaluated the effectiveness of our entity-level control,  include the control environment, risk assessment, information and communication, monitoring, financial close and reporting, and IT general controls. Our management also evaluated the design and operating effectiveness of our internal control over financial reporting in the areas of inventory and cost accounting as additional assessment. Based on our initial assessment, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2011.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified by our management as of December 31, 2011, are described below:

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

2. The Company has substantial related party transactions and has no audit committee to supervise those transactions. There is an absence of expertise in the management and staff in maintaining effective internal control, due to the Company’s recent transition from a private company to a public company. Our management believes that the pervasive nature of this control deficiency impact all significant accounts and disclosures and rise to the level of material weakness.

The above material weaknesses are identified based on the management’s evaluation to date. Material weakness other than discussed above may be identified with further evaluations.

Plan for Remediation of Material Weaknesses

As financial conditions permit, we plan to take the following actions to improve our internal control over financial reporting, including actions to remediate those material weaknesses identified.

1.	Recruit qualified staff for internal control positions and develop a suitable internal control system to provide effective oversight of our internal control over financial reporting.
2.	Further review and assess the weakness on current internal control over financial reporting system and identify possible improvements at our abilities.
3.
Step by step to establish a suitable internal control system within the Company in accordance with the SOX compliance requirements. We may look for outside help, including engage the service of qualified consultant with Chinese GAAP, US GAAP and SEC reporting experiences.

4.	Continuing on job trainings to all accounting staffs and other related staffs

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

Changes in Internal Control over Financial Reporting

As an initial step, the Company added three new accounting staff; each of them will focus on the function of sales, purchase and cost separately during 2011. The Company also hired a local consultant to help in establishing accounting and reporting policy within the Company. In March 2012, the Company hired a new bilingual (Chinese and English) controller, who has the ability to learn US GAAP.

Item 9B.	Other Information

 None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following are our officers and directors as of March 22, 2012. Most of our officers and directors are residents of the PRC and, therefore, it may be difficult for investors to effect service of process within the US upon them or to enforce judgments against them obtained from the US courts.

 The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Shenghong Liu	51	Chairman of Board, Chief Executive Officer and Chief Operating Officer
Xiaolong Zhou	60	Chief Financial Officer
Rutai Pan	50	Chief Engineer and Manager, Plant Operations
Frank J. Pena	53	Director
Beifang Liu	75	Director
Fengye Liu	56	Director
Jinghe Liu	58	Director

Biographies

Shenghong Liu, Mr. Liu, our Chief Executive Officer and Chief Operating Officer, and Chairman of the Board of Directors, brings 20 years of expertise in ferrous metallurgy to the Company.  He has been serving as Chairman of the Board of Directors since August 2010, and became a director after the execution of the Entrustment Agreements. He has been with the Company (and/or its parent the Yuanbaoshan Group) since 1988, where he first served as the Deputy Plant Chief, then was promoted to Deputy General Manager of the Yuanbaoshan Group in 1993, where he helped increase the company’s assets from 10 million RMB to 150 million.  From 1999 to 2007, he served as the Group General Manager, where he was instrumental in increasing sales to 4.8 billion RMB, with profits of 500 million RMB.  In 2007 he became Chairman and General Manager of, Handan Hongri Metallurgy Co., Ltd.  Mr. Liu , graduated from Hebei Tangshan Project Technology Institute in 1987.

Xiaolong Zhou, Mr. Zhou was appointed as our Chief Financial Officer in February 2010. He had been a senior accountant in Liss Okou Goldstein Okun and Tancer CPA'S P.C. in Great Neck, New York for the prior nine years. He is a certified public accountant, registered in the state of New York, a member of American Institute of Certified Public Accountants, and a member of New York State Society of Certified Public Accountants. Mr. Zhou obtained an M.B.A. in accountancy degree from Baruch College of CUNY and an M.A. in economics degree from City College of CUNY. He obtained a B.A. in economics degree from Fudan University, Shanghai, China.

Rutai Pan, Mr. Pan joined the Yuanbaoshan Industry Group as Production Chief of the cement division in 1983.  In 1989 he joined the Company as Deputy Director of Production, a position he held for 10 years.  From 2000 to 2006, he served as Factory Manager of the Company’s iron to steel production facility.  In 2007 he was promoted to his current position as Chief Engineer and Manager of the Company, where he has been extremely instrumental in increasing the efficiency of the operation and reducing the energy consumption.

Frank J. Pena, our director since March 2010, has spent over 27 years in the financial services arena primarily in banking, brokerage and consulting. Mr. Pena has worked on hundreds of transactions in the real estate and distressed asset arena totaling over $1.5 billion as well as raising significant equity and debt capital for both public and private companies.  From January 2000 to the present day, Mr. Pena has been the Principal of Winthorp Capital Group, a boutique advisory firm that works with public and private companies in raising equity and debt capital.  Prior to forming Winthorp Capital Group, Mr. Pena was the Director of Sales & Marketing for the Breen Capital Group from May 1996 to December 1999.  From October 1988 until May 1996, Mr. Pena was a Vice President of First Fidelity Bank (subsequently acquired by First Union National Bank and today known as Wachovia Bank), where he was pivotal in creating First Fidelity's Municipal Tax Lien business. Mr. Pena has a BS degree from Kean University in Management Science. Mr. Pena is fluent in English and Spanish.

Fengye Liu, our director since August 2010, after the execution of the Entrustment Agreements, is a junior college level, party member, acted as the president of the Economics and Trade Company of Wu’an Yuanbaoshan Industrial Group from 1978 to 1995. She also served as the president of YIN SHENG Economics and Trade Company of WU’AN City from 1996 to 2006. Since 2007, Mrs. Liu has held a post of member of the board of Handan Hongri Metallurgy Co., Ltd. Enthusiastic and decisive, she is one of the best in our Group, who participated in many substantial jobs and won a reputation for us.

Jinghe Liu, our director since August 2010, after the execution of the Entrustment Agreements, is a junior college level, party member, is the vice president of Handan Hongri Metallurgy Co., Ltd. He served in military from 1974 to 1978. From 1983 to 1989, he acted as the manager of the Secondary Cement Factory of YUANBAOSHAN in WU’AN City and as the manager of the First Cement Factory of Wu’an Yuanbaoshan from 1990 to 1999. Since 2000, he has been the Vice President of Yuanbaoshan Industrial Group. The 20 years professional history ensured him having more practical experiences, which covers market positioning and market model of steel and iron industry. Possessing abundant experiences and updated concepts, he is precisely one of the talents our enterprise needs for healthy development.

Beifang Lie, our director since August 2010, after the execution of the Entrustment Agreements, joined the Yuanbaoshan Industry Group as General Manger in 1989, In 1999 he Joined the company as President, a position he held for 11 years. From 2007 till now, he served as member of Board of Directors of Handan Hongri Metallurgy Co., Ltd., He has more than 25 years of management experience in iron industries.

The directors will serve until our next annual meeting, or until their successors are duly elected and qualified. The officers serve at the pleasure of the Board.

When evaluating candidates for election to the Board, the Company seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions. Each of them has contributed to the mix of skills, core competencies and qualifications of the Board.

The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

None of our directors currently hold or held any directorships during the past five years in other reporting companies.

Presently, only one directors, Frank J. Pena is an “independent director” under  the Corporate Governance Rules of the NASDAQ Stock Market, Inc., Rule 5605(a)(2).

There are no family relationships among our directors or officers other than disclosed below:

Liu Beifang is the father of Liu Shenghong, our Chairman, Chief Executive Officer and Chief Operating Officer.

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

 Audit Committee Financial Expert

Currently, the Company only has one independent director and does not have audit committee. Our Board of Directors currently acts as our audit committee and has not made a determination as to whether any member of our board is an audit committee financial expert. Accordingly, as of the date hereof, the Company does not have an audit committee financial expert. However, upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Audit Committee

We have not yet appointed an audit committee.  We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert as soon as practicable.

Compensation Committee

We do not presently have a compensation committee. Our Board of Directors currently acts as our compensation committee.

Nominating Committee

We do not presently have a nominating committee. Our Board of Directors currently acts as our nominating committee.

Board Leadership Structure

Shenghong Liu is our chairman. At the advice of other members of the management or the Board, Mr. Liu calls meetings of Board of Directors when necessary. The Board believes that the Company's Chief Executive Officer is best situated to serve as chairman of the Board because she is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well.

The Board’s Role in Risk Oversight

Risk is an integral part of the Board's deliberations throughout the year. The Board oversees and reviews an assessment prepared by management of the critical risks facing the Company, their relative magnitude and management’s actions to mitigate these risks.

Code of Ethics

We have not yet adopted a corporate code of ethics. The Company’s Board of Directors is considering establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Board Meetings

The Board of Directors met one time and did not act by unanimous written consent during the fiscal year of 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

As of the date of this report, we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

We presently pay compensation to our Chief Executive Officer, Shenghong Liu, and our Chief Financial Officer,  Xiaolong Zhou, and our Chief Engineer and Manager, Plant Operations, Rutai Pan. We do not presently have a compensation committee. Our Board of Directors currently acts as our compensation committee. The Board of Directors has extensive executive level experience in other companies and brings a perspective of reasonableness to compensation matters with our Company. In addition, the Board of Directors compares executive compensation practices of similar companies at similar stages of development. For example, the compensation to executive officers in China varies depending on the size, profitability, development stage, and location of the company. Generally, compensation to executive officers in China ranges from RMB100,000 to over RMB1,000,000 per annum.  As we are a relatively young company in the PRC, the compensation to our named executive officers is comparable to other young companies because like other young companies, we have not yet developed our executive compensation arrangements. We intend to develop our compensation arrangements as the Company develops and our resources expand.

The objectives of our compensation program are as follows:

●	Reward performance that drives substantial increases in shareholder value, as evidenced through both future operating profits and increased market price of our common shares; and
●	Attract, hire and retain well-qualified executives.

Specific salary and bonus levels, as well as the amount and timing of equity incentive grants, are determined informally and judgmentally, on an individual-case basis, taking into consideration each executive's unique talents and experience as they relate to our needs. Currently, none of our executives have entered into written employment agreements with the Company. However, executive compensation is paid or granted pursuant to each executive's compensation arrangement or understanding with the Company. Currently, in consideration for Shenghong Liu’s, Xiaolong Zhou’s, and Pan Ruitai’s services to the Company as Chief Executive Officer and Chief Operating Officer, Chief Financial Officer, and Chief Engineer and Manager, Plant Operations, respectively, Messrs. Liu, Zhou, and Pan are entitled to receive an annual salary of approximately $30,940, $65,000, and $30,940, respectively. The terms of Messrs. Liu’s, Zhou’s, and Pan’s employment with the Company shall continue on a year-to-year basis unless terminated by the other party. Compensation adjustments are made occasionally based on changes in an executive's level of responsibility or on changed local and specific executive employment market conditions.

Risk Management Considerations

In response to the ongoing global economic recession, in 2011 the board considered the incentives under our executive compensation program and whether they introduced or encouraged excessive risk taking or other behaviors by our executives that could have a negative impact on our business. The board determined that our executive compensation program provides an appropriate balance of incentives and that it does not encourage our executives to take excessive risks or otherwise create risks that are reasonably likely to have a material adverse effect on us.

Summary Compensation Table

The following table summarizes the annual compensation paid to our named executive officers for the three years ended December 31, 2011, 2010, and 2009:

					Stock	Option	All Other
Name and Principal Position	Year	Salary ($)		Bonus ($)	Awards ($)	Awards ($)	Comp ($)	Total ($)
Shenghong Liu	2011	30,940		-	-	-	-	30,940
Chairman, Chief Executive Officer and	2010	29,548	(1)	-	-	-	-	29,548
Chief Operating Officer	2009	28,950	(1)	-	-	-	-	28,950

Xiaolong Zhou	2011	65,000		-	-	-	-	65,000
Chief Financial Officer	2010	48,750		-	-	-	-	48,750
	2009	-		-	-	-	-	-

Pan Rutai	2011	30,940		-	-	-	-	30,940
Chief Engineer and Manager,	2010	29,548	(2)	-	-	-	-	29,548
Plant Operations	2009	28,950	(2)	-	-	-	-	28,950

(1)
During 2011, 2010 and 2009, Mr. Liu Shenghong received RMB 200,000 per annum. However, the difference in the amounts reflected in the Summary Compensation Table for 2011, 2010 and 2009 is due to changes in exchange rates.

(2)
During 2011, 2010 and 2009, Mr. Pan Rutai received RMB 200,000 per annum. However, the difference in the amounts reflected in the Summary Compensation Table for 2011, 2010 and 2009 is due to changes in exchange rates.

Please see the assumptions relating to the valuation of our stock option awards which are contained in Notes to audited Financial Statements included in this 10K.

None of our named executive officers receive any compensation for their work at Handan Hongri Metallurgy Co., Ltd.

Stock Option Grants Under Our Stock Option Plans

During 2011, there were no stock option awards granted to our executive officers under our stock option plans.

Outstanding Equity Awards at 2011 Fiscal Year End

There were no option exercises or options outstanding as of the end of the fiscal year ending December 31, 2011.

Employment Agreements

There are currently no employment agreements with any officers or directors.

Director Compensation

We have not had compensation arrangements in place for members of our Board of Directors and have not finalized any plan to compensate directors in the future for their services as directors.  We may develop a compensation plan for our independent directors in order to attract qualified persons and to retain them.  We expect that the compensation arrangements may be comprised of a combination of cash and/or equity awards.

Notwithstanding the foregoing, generally, we pay no compensation to the directors for serving as a director. There are no other elements of compensation paid to our directors but it is expected that in the future, we may create a remuneration and expense reimbursement plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 22, 2011 by (i) any person or group with more than 5% of our voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Common Stock Beneficially Owned (1)	Percent of Common Stock (2)
Common Stock	Liu Shenghong, Chief Executive Officer and Chairman of the Board of Directors (3) Address: No.1055, Guzheng Village, Yetao Town, Wu'an City, Hebei Province, PRC 056304	1,819,321	2%

Common Stock	Liu Beifang, Director Address: No.603, Guzheng Village, Yetao Town, Wu'an City, Hebei Province, PRC 056304	37,086,143	48%

Common Stock	Zhou Xiaolong, Chief Financial Officer Address: 85-19 54th Ave, Elmhurst, NY 11373	25,000	*

Common Stock	Pan Rutai, Chief Engineer and Manager, Plant Operations Address: No.347, Guzheng Village, Yetao Town, Wu'an City, Hebei Province, PRC 056304	0	0

Common Stock	Frank J. Pena, Director Address: 1590 HORSESHOE DRIVE MANASQUAN, NJ, 08736	25,000	*

Common Stock	Liu Fengye, Director Address: No.1054, Guzheng Village, Yetao Town, Wu'an City, Hebei Province, PRC 056304	1,259,530	2%

Common Stock	Liu Jinghe, Director Address: No.580, Guzheng Village, Yetao Town, Wu'an City, Hebei Province, PRC 056304	559,751	1%

Common Stock	Fakei Investment Ltd. (4) Address: Flat/RM 808, 8/F, Yusung Boon Bldg, 107-111 Des Voeux Rd. Central, HK	17,493,463	23.79%

Common Stock	All Directors and Officers of the Company as a group (7 persons)	40,774,745	52%

*Less than 1% of the outstanding common stock.

(1)	As of March 22, 2012, none of the beneficial owners listed in the table holds any option, warrant or other right to acquire any shares of our common within 60 days.

(2)
As of March 22, 2012, we had 73,542,058 outstanding shares of common stock outstanding. Because none of the beneficial owners listed in the table holds any option, warrant or other right to acquire any shares of our common within 60 days of the date of this prospectus, the calculation of percentage of class held by each owner does not include any such shares.

(3)
Liu Shenghong, our Chief Executive Officer, Chairman of Board of Directors and one of the shareholders of YBS Group and several other of the shareholders of YBS Group (each of them, the “Purchaser”) have entered into call option agreements, dated as of August 10, 2010 (collectively, the “Call Option Agreements”), with Karen Prudente, the nominee and trustee of YBS Group, pursuant to which they are entitled to purchase up to 100% of the issued and outstanding shares of Karen Prudente at a price of $0.0001 per 100 shares for a period of five years as defined in the Call Option Agreements; the Option may be exercised, in whole or in part, in accordance with the following schedule:  34% of the Option Shares subject to the Option shall vest and become exercisable on January 1, 2012; 33% of the Option Shares subject to the Option shall vest and become exercisable on January 1, 2013 and 33% of the Option Shares subject to the Option shall vest and become exercisable on January 1, 2014. Karen Prudente exercises the sole voting power with respect to the shares held in the name of Liu Shenghong, but disclaims beneficial ownership of such shares.

(4)	Liu Weiru is the Authorized Representative of Fakei Investment Ltd., and has the sole voting and dispositive power over the securities held for the account of Fakei Investment Ltd.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related parties can include any of our directors or executive officers, certain of our stockholders and their immediate family members. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with the interests of the Company as a whole.

In evaluating related party transactions and potential conflicts of interest, our Board of Directors applies the same standards of good faith and fiduciary duty they apply to their general responsibilities. They will approve a related party transaction only when, in their good faith judgment, the transaction is in the best interest of the Company.

Hongri is 70% owned by YBS Group, who is a major shareholder of some other steel production related companies, mainly Hongrong Iron and Steel Co. Ltd. (“Hongrong”), Wu'an Baoye Coke Industrial Co. Ltd.(“Baoye”), Wu'an Yuanbaoshan Cement Plant (“Cement Plant”), Wu'an Yuanbaoshan Ore Treatment Plant (“Ore Treatment”), Wu'an Yuanbaoshan Industrial Group Go. Ltd - Gas Station and Wu’an Yejin Iron Co. Ltd. (“Yejin”). During the routine business process, Hongri purchases raw materials and supplies from these companies and advances to / or owes cash to these companies.

The relationships and the nature of related party transactions are summarized as follow:

Name of Related Party	Owned by YBS and its major shareholders	Relationship to Hongri	Nature of Transactions
Hebei Wu'an Yuanbaoshan Industrial Group Co. Ltd. (“YBS Group”)	Self	70% parent	Services, information and public relationship, and coordination
Wu'an Yuanbaoshan Industrial Group Co. Ltd - Gas Station	100%	Affiliated company	Supplier of gas
Wu'an Hongrong Iron & Steel Co. Ltd (“Hongrong”)	67%	Affiliated company	Supplier of molten iron
Wu'an Baoye Coke Industrial Co. Ltd. (“Baoye”)	49%	Affiliated company	Supplier of coke
Wu'an Yuanbaoshan Cement Plant	36%	Affiliated company	Supplier of cement
Wu'an Yuanbaoshan Ore Treatment Plant	33%	Affiliated company	Supplier of granular
Wu’an Yejin Iron Co. Ltd	31%	Affiliated company	Supplier of iron

Consolidation is required when an entity holds a controlling interest in another entity (often in the form of control through voting interests) or if the entity meets the requirements of a variable interest entity (“VIE”). The Company has no direct control of the affiliated companies, noted above, through voting interests. However, because the Company has a variable interest in some of these affiliated companies via the supply relationships noted above (i.e. implied relationships), the Company is required to determine whether such affiliates are VIE’s and, if so, whether the Company is the primary beneficiary so that consolidation must occur. A VIE has the following characteristics in accordance with ASC 810-10-15-14:  insufficient equity investment at risk; equity lacking decision-making rights; equity with non-substantive voting rights; lacking the obligation to absorb an entity’s expected losses and lacking the right to receive an entity’s expected residual returns. The Company’s analysis concluded that such affiliates were not VIE’s because none of these characteristics are present.

As of December 31, 2011 and 2010 advances to related parties and accounts payable - related parties consisted of:

Advances to Related Parties

Name of related parties	2011	2010
YBS Group	$21,075,317	$24,950,265
Hongrong	56,340,968	19,215,494
Ore Treatment	-	370,727
Total Advances to Related Parties	$77,416,285	$44,536,486

Accounts Payable - Related Parties

Name of related parties	2011	2010
Baoye	$(56,447)	$(4,400,996)
Ore Treatment	(3,149)	-
Cement Plant	(124,851)	(104,688)
Total Accounts Payable - Related Parties	$(184,447)	$(4,505,684)

YBS Group is a parent company. It provides various services to the subsidiary companies, such as market and industrial information, public relationship, various government agents’ relationship, coordination of recycling of byproducts among the subsidiaries, executive officers’ salaries and so on. YBS group charged a service fee based on its expenses and services and allocated to its subsidiary companies proportionally. The amount charged to each subsidiary company is varied each year. Commencing in 2010, YBS Group charged 0.1% of current year revenue of Hongri. The management believes that 0.1% of revenue is a reasonable charge method. The services fees were $804,541, $569,035 and $289,500 for the years ended December 31, 2011, 2010 and 2009, respectively. Service fees consisted of management salaries, trainings, consultations, common areas charges and other fees. The Company estimated that service fee would be similar or marginally higher than current charged fees if the services had provided by third parties. Among services fees, executive officers’ salaries were stand-alone expenses. Such expenses were $61,880, $59,096 and $57,900 for the year ended December 31, 2011, 2010 and 2009, respectively. No amount was owed to YBS Group at December 31, 2011 and 2010, respectively.

Purchases from related parties

Hongri purchased raw materials from the above-mentioned related parties and had advances and accounts payable to these related parties in the routine business operations. It is a common practice in China that a vendor or supplier requires an advance payment before the shipment of merchandise. The Company advanced to the related parties so that these related parties were able to pay partial in advance to their vendors or suppliers. Most of these advances related to the purchase of raw material and other supplies in routine business and were short term in nature. These advances are interest free and will be utilized during the current period. The balance of advance to YBS group, a parent company, was $21,075,317 and $24,950,265 as of December 31, 2011 and 2010, respectively. The balance of advances to Hongrong, the Company’s major molten iron supplier, was $56,340,968 and $19,215, 494 as of December 31, 2011 and 2010, respectively.

Accounts payable to related parties represents an unsettled amount in the normal course of business. These payables were short term in nature and were with no interest. Total payable to related parties was $184,447 and $4,505,684 as of December 31, 2011 and 2010, respectively.

Hongrong is a manufacturer of molten iron – a raw material for the Company’s steel production. The Company subcontracted with Hongrong to process molten iron prior to February 2010.  Beginning from February 2010, the Company terminated the subcontract relationship with Hongrong and began purchasing processed molten iron from Hongrong (as opposed to previously directly purchasing various raw materials and paying a processing/contract manufacturing fee to Hongrong) at a price equivalent to the local iron market, in accordance with a supply agreement. During the year ended December 31, 2011, the Company purchased $659,998,838 (1,445,304 metric tons) molten iron, $5,659,111 (21,400 metric tons) scrap steel and $1,106,946 supplies from Hongrong. From February to December 2010, the Company purchased $431,329,226 (1,080,737 metric tons) of molten iron from Hongrong. In 2009, the Company paid $20,178,180 processing fee to Hongrong.

The Company purchased powdered iron – raw material from YBS Group in the amount of $0, $2,059,667 and $2,767,262 in the year ended December 31, 2011,  2010 and 2009, respectively.

The Company purchased coke – raw material in the amount of $0, $2,927,689 and $51,752,940 from Baoye in the year ended December 31, 2011, 2010 and 2009, respectively.

The Company purchased granular – raw material in the amount of $0, $1,804,559 and $2,388,877 from Wu'an Yuanbaoshan Ore Treatment Plant in the year ended December 31, 2011, 2010 and 2009, respectively.

Sales to related parties

The Company’s sales of its products to YBS Group amounted to $20,344,781, $ $26,854,226 and 30,366,019 in 2011, 2010 and 2009, respectively. YBS acts as a distributor of steel products for the Company and all sales are final. The only right of return is for defective steel products and the Company has not experienced any returns in the past years of operations. The steel products are picked up directly by YBS’ customers at which time the Company recognizes the sale. The Company has determined these sales should be recorded on a gross basis based on the following analysis: upon shipment all risks of ownership transfer to YBS’ customers and the Company does not bare any additional risks and YBS has all of the collection risk from its customers.

Accounts receivable from YBS Group were $0 and $17,298,276, as of December 31, 2011 and 2010, respectively.

During 2011, the Company sold $6,750,783 steel products to Hongrong, which were used in Hongrong’s blast furnace constructions.

Equipment Loans Payable – Related Parties

Equipment loan payables – related parties at December 31, 2011 and 2010 consisted of:

Equipment Loans Payable	2011	2010

Equipment loan - YBS Group payable	$46,071,679	$50,349,307
Equipment loan - Hongrong payable	16,584,767	20,422,832
Total equipment loans payable	62,656,446	70,772,139
Less: current portion	(11,562,752)	(11,025,728)
Long-term payable	$51,093,694	$59,746,411

On November 30, 2007, the Company purchased Plate-Rolling I production line and related auxiliary equipment from YBS Group at a price of RMB 191,163,559 (approximately $26,208,524), which was at cost, and carryover basis of YBS group. YBS Group provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bears interest at 5% per annum, and has a fixed repayment schedule at RMB 17,973,455 (approximately $2,855,982 at December 31, 2011 exchange rate) per annum (payable at the end of the year). The remaining balance is to be paid equally in the years of 2016 and 2017.

On November 30, 2009, the Company purchased Steel-Making II production line and related auxiliary equipment from YBS Group at a price of RMB 243,811,599 (approximately $35,718,399), which was at cost, and carryover basis of YBS Group. YBS Group provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bears interest at 5% per annum, and has a fixed repayment schedule at RMB 24,380,000 (approximately $3,873,982 at December 31, 2011 exchange rate) per annum (payable at the end of the year). The remaining balance is to be paid equally in the years of 2017 and 2018.

On November 30, 2007, the Company purchased Steel-Making I production line and related auxiliary equipment from Hongrong at a price of RMB 326,028,440 ($44,698,499), which was at cost, and carryover basis of Hongrong. Hongrong provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bears interest at 5% per annum, and has a fixed annual repayment schedule at RMB 30,414,021 (approximately $4,832,788 at December 31, 2011 exchange rate) per annum (payable at the end of the year). The remaining balance is to be paid equally in the years of 2016 and 2017.

For the year ended December 31, 2011, 2010 and 2009, the Company recorded interest expense and paid interest totaling $2,570,300,  $2,767,527 and $2,540,390  to YBS Group, respectively.

For the year ended December 31, 2011, 2010, and 2009, the Company recorded interest expense and paid interest totaling $1,042,573, $1,220,335 and $3,376,947 to Hongrong, respectively.

Equipment loans, accrued interest and repayments were reconciled follows:

	Total Loans and		Steel-Making II production line and related auxiliary equipment loan	Plate-Rolling I production line and related auxiliary equipment loan
YBS Group Loan Payable	Accrued Interests Payable	Accrued Loan Interests	interest at 5% per annum, due December 31, 2018	interest at 5% per annum, due December 31, 2017

Balance at December 31, 2009	$54,885,968	$-	$32,146,729	$22,739,239
Accrued interest	2,767,527	2,767,527	-	-
Repayment in 2010	(9,184,923)	(2,767,527)	(3,694,058)	(2,723,338)
Effect of exchange rate	1,880,735		1,101,547	779,188
Balance at December 31, 2010	50,349,307	-	29,554,218	20,795,089
Accrued interest	2,570,300	2,570,300	-	-
Repayment in 2011	(9,300,264)	(2,570,300)	(3,873,982)	(2,855,982)
Effect of exchange rate	2,452,336		1,439,481	1,012,855
Balance at December 31, 2011	$46,071,679	$-	$27,119,717	$18,951,962

	Total Loans and		Steel-Making I production line and related auxiliary equipment loan
Hongrong Loan Payable	Accrued Interests Payable	Accrued Loan Interests	interest at 5% per annum, due December 31, 2017
Balance at December 31, 2009	$24,201,859	$-	$24,201,859
Accrued interest	1,220,335	1,220,335	-
Repayment in 2010	(5,828,668)	(1,220,335)	(4,608,333)
Effect of exchange rate	829,306		829,306
Balance at December 31, 2010	20,422,832	-	20,422,832
Accrued interest	1,042,573	1,042,573	-
Repayment in 2011	(5,875,361)	(1,042,573)	(4,832,788)
Effect of exchange rate	994,723	-	994,723
Balance at December 31, 2011	$16,584,767	$-	$16,584,767

As of December 31, 2011, maturities of the equipment loan payable for the next five years and in total were as follows:

Year ending December 31,	Minimum Repayment

2012	$11,562,752
2013	11,562,752
2014	11,562,752
2015	11,562,752
2016	11,562,752
Thereafter	4,842,686
Total	$62,656,446

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

Other Transactions

On August 1, 2010, CIS, through Northern and its wholly owned foreign enterprise, Nuosen, entered into Entrusted Management Agreement, Exclusive Option Agreement, and Covenants Agreement (collectively, the “Entrusted Agreements”) with Hongri and shareholders of Hongri, YBS Group and Fakei. The effect of the Entrusted Agreements is to cede control of management and economic benefits of Hongri to Nuosen. As a consideration, CIS issued 44,083,529 restricted shares of its common stock, par value $0.0001, to Karen Prudente, a nominee and trustee for YBS Group for entering into the Entrusted Agreements with Nuosen. CIS also issued 17,493,463 restricted shares of its common stock to Fakei in consideration for Fakei entering into the Entrusted Management Agreement with Nuosen. The 44,083,529 restricted shares of common stock issued to Karen Prudente and 17,493,463 restricted shares of common stock issued to Fakei were presented as outstanding for all periods.

Liu Shenghong, our Chairman of Board of Directors and one of the shareholders of YBS Group and other several the shareholders of YBS Group (each of them, a “Purchaser”) have entered into call option agreements, dated as of August 10, 2010 (collectively, the “Call Option Agreements”), with our major shareholder, Karen Prudente, pursuant to which they are entitled to purchase up to 100% of the issued and outstanding shares of Karen Prudente at a price of $0.0001 per 100 shares for a period of five years as outlined in the Call Option Agreements: the Option may be exercised, in whole or in part, in accordance with the following schedule: 34% of the Option Shares subject to the Option shall vest and become exercisable on January 1, 2012; 33% of the Option Shares subject to the Option shall vest and become exercisable on January 1, 2013 and 33% of the Option Shares subject to the Option shall vest and become exercisable on January 1, 2014.

Employee loan payable consisted of loans from employees (non-executive officers) of the Company, which bore an interest rate at 25% per year and were due by December 31, 2010. Accrued interest was $530,630 and $342,035 at December 31, 2010 and 2009. Loans are classified in accrued liabilities in the accompanying balance sheet. The principal balance outstanding at December 31, 2010 and 2009 were $707,511 and $684,070, respectively. In January 2011, the Company repaid all employee loans and accrued interest.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Item 14.	Principal Accounting Fees and Services

We were billed by Friedman LLP, an independent public accounting firm, for the following professional services they performed for us during fiscal years ended December 31, 2011 and 2010 as set forth in the table below:

	Fiscal year ended December 31,
	2011	2010
Audit fees	$279,093	$285,000
Audit-related fees
Tax fees	-	-
All other fees	-	-
Total	$279,093	$285,000

The Board of Directors pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.

3.1	Articles of Incorporation filed with the Secretary of State of the State of Maryland on January 27, 2010 (1)

3.2	Bylaws of the Company (3)

10.1	Financial Advisory Agreement, dated 8, 2008, entered into between the Company and Friedland Capital Inc. (2)

10.2	Entrusted Management Agreement, by and among Fakei, YBS Group, Hongri Metallurgy and Nuosen (1)

10.3	Exclusive Option Agreement, by and among Nuosen, Fakei, YBS Group and Hongri Metallurgy (2)

10.4	Covenant Letter (2)

10.5	Call Option Agreement (2)

10.6	Molten Iron Purchase Contract (1)

21.1	List of subsidiaries (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	Previously filed with the Registration Statement on Form S-1 (File No. 333-172135) filed with the Securities and Exchange Commission on February 9, 2011 and incorporated by reference herein.
(2)	Previously filed with the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 6, 2011, and incorporated by reference herein.
(3)	Previously filed with the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 22, 2011, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA INDUSTRIAL STEEL INC.

Date: March 29, 2012	By:	/s/Liu Shenghong
Liu Shenghong Chairman of Board , Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Liu Shenghong	Chairman of Board , Chief Executive Officer and Chief Operating Officer	March 29, 2012
Liu Shenghong
/s/Zhou Xiaolong	Chief Financial Officer (Principal Financial Officer)	March 29, 2012
Zhou Xiaolong
/s/Frank J. Pena	Director	March 29, 2012
Frank J. Pena
/s/Liu Beifang	Director	March 29, 2012
Liu Beifang

/s/Liu Fengye	Director	March 29, 2012
Liu Fengye

/s/Liu Jinghe	Director	March 29, 2012
Liu Jinghe