Form 10-Q
period 2012-03-31
China Industrial Steel Inc.
filed 2012-05-14
CIK 1510871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 73,620,391shares of common stock are issued and outstanding as of May 11, 2012.

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

ITEM 1.  FINANCIAL STATEMENTS.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN US DOLLARS)
(UNAUDITED)

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash	$2,441,736	$1,737,495
Bank notes receivable	1,587,900	2,342,186
Accounts receivables, net	8,259,192	20,862,269
Inventories, net	15,001,258	16,139,936
Advances to suppliers	2,967,884	3,215,680
VAT tax recoverable	25,127,019	21,612,482
Advances to related parties	120,125,789	77,416,285
Total Current Assets	175,510,778	143,326,333

Machinery and Equipment, Net	82,659,717	84,410,398
Machinery and Equipment - acquired from related parties, Net	95,921,717	98,514,249
Total Machinery and Equipment, Net	178,581,434	182,924,647

Other Assets:
Restricted cash	6,510,390	5,402,600
Land use rights and buildings under capital leases	5,439,991	5,613,105
Total Other Assets	11,950,381	11,015,705

TOTAL ASSETS	$366,042,593	$337,266,685

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$40,045,948	$23,095,827
Accounts payable - related parties	608,739	184,447
Accrued liabilities	2,649,935	2,622,224
Taxes payables	914,905	1,868,886
Bank loans payable	36,045,330	34,640,200
Bank notes payable	5,240,070	3,019,100
Equipment loan payable - related parties	6,725,305	11,562,752
Current obligations under capital leases - related parties	608,119	597,258
Short term loan payable - related party	-	1,747,900
Advances from customers	52,435,973	13,257,487
Total Current Liabilities	145,274,324	92,596,081

Long Term Liabilities:
Equipment loan payables - related parties	22,770,183	51,093,694
Obligation under capital leases - related parties	6,090,140	6,254,954
Total Long Term Liabilities	28,860,323	57,348,648

TOTAL LIABILITIES	174,134,647	149,944,729

Commitments and Contingencies

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Blank Check Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 980,000,000 authorized, 73,542,058 issued and outstanding	7,354	7,354
Paid-in capital	16,299,744	16,299,744
Statutory reserves	6,530,869	6,530,869
Retained earnings	154,895,561	150,189,517
Accumulated other comprehensive income	14,174,418	14,294,472
Total Stockholders' Equity	191,907,946	187,321,956
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$366,042,593	$337,266,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (IN US DOLLARS)
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Revenues
Sales to customers	$172,444,448	$187,524,816
Sales to related parties	4,584,200	-
Total Revenues	177,028,648	187,524,816

Cost of Revenue
Cost of Revenue - non-related parties	49,889,474	22,137,284
Cost of Revenue - related parties	118,315,091	154,960,989
Total Cost of Revenue	168,204,565	177,098,273

Gross Profit	8,824,083	10,426,543

Selling and General and Administrative Expenses
Selling and General and Administrative Expenses - non-related parties	1,065,079	447,247
Selling and General and Administrative Expenses - related parties	177,083	186,650
Total Selling and General and Administrative Expenses	1,242,162	633,897

Income From Operations	7,581,921	9,792,646

Other Income (Expenses)
Interest income	52,489	215
Interest expense - bank borrowings	(944,908)	(449,750)
Interest expense - related parties	(963,068)	(1,065,316)
Total Other Income (Expenses)	(1,855,487)	(1,514,851)

Income from operation before income tax	5,726,434	8,277,795
Provision for income tax	1,020,390	1,145,021
Net Income	4,706,044	7,132,774

Earnings Per Share - Basic	$0.06	$0.10
Weighted Average Shares Outstanding - Basic	73,542,058	72,767,929
Earnings Per Share - Diluted	$0.06	$0.10
Weighted Average Shares Outstanding - Diluted	73,542,058	72,767,929

Other Comprehensive Income:
Foreign currency translation (loss) gain	(120,054)	1,081,491
Comprehensive Income	$4,585,990	$8,214,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US DOLLARS)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	2012	2011

Cash Flows from Operating Activities:
Net Income	$4,706,044	$7,132,774
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Allowance (recovery) for doubtful accounts receivable	(235,030)	110,636
Allowance for forfeited advances to suppliers	825,707	-
Depreciation	6,280,906	5,554,481
Amortization of land use rights and buildings under capital leases	168,898	161,992
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	12,799,089	(3,542,020)
Decrease in accounts receivables - related party	-	6,080,000
Decrease (increase) in bank notes receivable	751,195	(2,064,059)
Decrease in inventories	1,125,304	3,788,627
(Increase) decrease in advances to suppliers	(580,616)	146,096
(Increase) decrease in VAT tax recoverable	(3,522,608)	1,708,639
Increase in advances to related parties	(75,732,540)	(1,652,993)
Increase (decrease) in accounts payable	16,932,987	(7,159,572)
Increase (decrease) in accounts payable - related parties	423,591	(4,359,938)
Increase (decrease) in accrued liabilities	29,469	(2,435,569)
Increase in bank notes payable	2,218,720	2,888,000
Increase in advances from customers	39,111,159	256,899
(Decrease) increase in taxes payables	(950,827)	412,492
Net Cash Provided by Operating Activities	4,351,448	7,026,485

Cash Flows from Investing Activities:
Capital expenditures	(2,072,556)	(9,295,331)
Net Cash Used in Investing Activities	(2,072,556)	(9,295,331)

Cash Flows from Financing Activities
Proceeds from bank loans	32,963,840	-
Repayment of bank loans	(31,537,520)	-
Proceeds from short term loan - related parties	1,879,573	2,720,800
Repayment of short term loan - related party	(3,622,853)	-
Payment of obligation under capital lease - related parties	(148,920)	(132,803)
Deposit of restricted cash	(1,109,360)	(2,888,000)
Repayment of employee loans	-	(709,752)
Proceeds from private placement	-	310,951
Net Cash Used in Financing Activities	(1,575,240)	(698,804)

Effect of Exchange Rate Changes on Cash	589	73,283
Net Decrease in Cash and Cash Equivalents	704,241	(2,894,367)
Cash - Beginning of the Period	1,737,495	4,061,412

Cash - End of the Period	$2,441,736	$1,167,045

Supplemental Cash Flow Information:
Interest Paid	$1,643,769	$2,045,696
Income taxes	$1,600,163	$761,977
Supplemental Schedule of Non-Cash Investing Activities:
Repayment of equipment loan payable - related parties by offsetting previous advances to related parties	$(33,052,929)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Handan Hongri Metallurgy Co., Ltd. (“Hongri”) is a Chinese company located at Handan City, Hebei Province, China. Hongri was incorporated under the Chinese laws on March 7, 2007 with registered capital of Reminbi (“RMB”) 90,489,999 (approximately $12 million US dollars). Hongri is primarily engaged in the business of manufacturing and selling steel plate, steel bars, steel wires and steel billets for domestic customers.

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

CIS through Hongri, its operating company in China, produces and sells steel plates, steel bars, steel wires and steel billets. The Company currently has an aggregate production capacity of 2.3 million metric tons of steel per year from its headquarters on approximately 1,000 acres in Handan City, Hebei Province, China. Most of the Company’s products are domestically sold in China.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments (consisting of normal recurring adjustments unless otherwise indicated) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.

Certain information in footnote disclosures normally included in the financial statements were prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results. The Company believes the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10K filed in March 2012.

2.  Summary of Significant Accounting Policies

Use of Estimates

In preparing the unaudited consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the unaudited consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates, required by management, include bad debt allowance, recoverability of long-lived assets and the valuation of inventories.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of bank notes receivable, accounts receivable, net, advances to suppliers, VAT tax recoverable, advance to related parties, current portion of equipment loan payables and accrued interest payable, bank notes payable, accounts payable, accrued liabilities, VAT and other tax payables, advances from customers, and accounts payable - related parties.  The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to their short-term maturity or by comparison to other instruments with similar terms.

The Company evaluated the fair value of the equipment loans payable – related parties, net of current portion at March 31, 2012 and December 31, 2011, and determined that the book value of equipment loans payable approximated the fair market value based on information available as of March 31, 2012 and December 31, 2011.

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

The unaudited consolidated financial statements of the Company have been translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. The financial information is first prepared in RMB and then is translated into U.S. dollars at period-end exchange rates for assets and liabilities and average exchange rates for revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

	Three Months Ended		Year Ended
	March 31,		December 31,
	2012	2011	2011
RMB/US$ exchange rate at year end	0.15879	0.15271	0.15890
Average RMB/US$ exchange rate for the period	0.15848	0.15200	0.15470

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

Shipping Costs

Shipping costs include shipping and handling costs. Shipping costs are expensed as incurred. The freight-in costs are included in the cost of revenue. The freight-out costs are usually incurred by the customers and, as such, there were no significant shipping costs for the three months ended March 31, 2012 and 2011.

Advertising

Advertising is expensed as incurred and is included in selling expenses. The Company did not incur significant advertising expenses for the three months ended March 31, 2012 and 2011.

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

The Company has significant exposure to the fluctuation of raw material and energy products prices as part of its normal operations. There are many factors of our business which are impacted by prevailing market conditions, specifically, a change in the raw material and energy product pricing environment, rise or decline, will influence our inventory levels, purchasing decisions and will, ultimately, all have an impact on our gross profit. Management operational decisions are a direct response to the market and as such will change as market conditions change. As of the date of this report, the Company had not entered into any commodity contracts to mitigate such risks.

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

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property. These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available. If: (i) information that is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued. If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income in the period in which the loss can be reasonably estimated. As of March 31, 2012, the Company has not experienced any uninsured losses from injury to others or other losses.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company adopted this ASU by presenting the comparative components of comprehensive income within our consolidated financial statements of income and comprehensive income (unaudited).

3.  Bank Notes Receivable

Bank notes receivable are highly liquid negotiable instruments issued by banks in the PRC on behalf of Hongri’s customers.  These notes typically have maturities between one to six months.  With these bank notes, The Company can: (a) redeem the notes for face value at maturity, (b) endorse the notes to the Company’s vendors as a form of payment instrument at full value, or (c) factor the notes to a bank.  In the event that the Company factors these notes to a bank, it will record as interest expense the difference between cash received and the face value of the note. The Company believes all of the notes are fully realizable and has not recorded any reserves as of March 31, 2012 and December 31, 2011, respectively.

4.  Accounts Receivable

Accounts receivable at March 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Accounts receivable	$8,544,807	$21,383,735
Allowance for doubtful accounts	(285,615)	(521,466)
Accounts receivable, net	$8,259,192	$20,862,269

5.  Inventories

Inventories at March 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Raw materials	$389,699	$172,372
Finished products	10,420,323	12,004,416
Spare parts	4,191,236	3,963,148
Total	$15,001,258	$16,139,936

6.  Machinery and Equipment, Net

Machinery and equipment stated at cost less accumulated depreciation at March 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Machinery and equipment	$247,345,278	$246,906,365
Auxiliary facilities	3,026,328	3,028,424
Transportation equipment	564,109	552,288
Office equipment	35,285	34,087
Electronic equipment	36,715	36,741
Subtotal	251,007,715	250,557,905
Accumulated depreciation	(76,764,661)	(70,520,287)
Construction in progress	4,338,380	2,887,029
Total	$178,581,434	$182,924,647

7.  Restricted Cash

Restricted cash consisted of the following at March 31, 2012 and December 31, 2011.

	2012	2011
Bank deposit as part of collateral to bank notes payable	$4,128,540	$3,019,100
Bank deposit as part of collateral to working capital loan	2,381,850	2,383,500
Total	$6,510,390	$5,402,600

Restricted cash represents required cash deposits by the bank as a part of collateral to bank notes payable and working capital loan (see Note 9). The Company has to maintain 100% or 50% of the balance of the bank notes payable to ensure future credit availability. The Company earns interest at a variable rate per month on this restricted cash.

8.  Obligations Under Capital Leases – Related Parties

We account for all of our related party leases with YBS and our affiliates as capital leases under ASC 840 as we have concluded that YBS has the ability to extend the length of the terms of all of our leases whenever they see fit. Therefore, we have concluded all of the leases meet the requirement for capitalization of assets as the term is expected to be greater than 75% of the useful life of the asset. Typically, the terms of the lease are based on YBS’s costs. We have calculated the value of the capitalized assets as the present value of all lease payments over the stated term using an estimated interest rate based on our bank borrowing rates. Should YBS extend any of our leases, we will re-calculate the value of the capitalized lease based on the renewed terms and record an additional asset upon the occurrence.

In December 2007, the Company entered into a lease agreement with YBS Group to lease 956 mu (approximately 157.5 acres) of land as its manufacturing site. The rent for the first three years was waived per lease agreement. The annual lease payment is RMB 1,434,450 (approximately $227,776) which commenced in 2011. The average lease payment is RMB 1,291,005 (approximately $204,999) per annum. The lease is set to expire on December 31, 2037. The present value of the total lease payments at inception was RMB 12,703,147 (approximately $1,939,898), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2007, the Company entered into a lease agreement with YBS Group to lease the manufacturing building of Plate-Rolling I. The annual lease payment is RMB 3,522,211 (approximately $559,292) commencing on January 1, 2008. The lease is set to expire on December 31, 2017. The present value of the total lease payments at inception was RMB 23,816,623 (approximately $3,637,037), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2007, the Company entered into a lease agreement with Hongrong, a related party, to lease the manufacturing building of Steel-Making I. The annual lease payment is RMB 1,210,716 (approximately $192,250) commencing on January 1, 2008. The lease is set to expire on December 31, 2017. The present value of the total lease payments at inception was RMB 8,186,666 (approximately $1,250,186), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2009, the Company entered into a lease agreement with YBS Group to lease the manufacturing building of Steel-Making II. The annual lease payment is RMB 107,469 (approximately $17,065) commencing on January 1, 2010. The lease is set to expire on December 31, 2019. The present value of the total lease payments at inception was RMB 793,198 (approximately $121,129), which was calculated with a discount rate of 5.94%, a PRC long term borrowing rate in December 2009.

In November 2009, the Company entered into a lease agreement with Hongrong to lease the manufacturing building of Bar-Rolling III. The annual lease payment is RMB 758,503 (approximately $120,443) commencing on January 1, 2010. The lease is set to expire on December 31, 2019. The present value of the total lease payments at inception was RMB 5,598,552 (approximately $854,955), which was calculated with a discount rate of 5.94%, a PRC long term borrowing rate in December 2009.

As of March 31, 2012, future minimum rental payments applicable to the above non-cancelable capital leases with remaining terms in excess of one year were as follows:

March 31,	Capital Leases
2013	$1,116,825
2014	1,116,825
2015	1,116,825
2016	1,116,825
2017	1,116,825
Thereafter	5,668,157
Total minimum lease payments	11,252,282
Less amount representing interest	(4,554,023)
Present value of net minimum lease payments	6,698,259
Less current obligations	(608,119)
Long-term obligations	$6,090,140

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

Bank Loan Payable

Bank loans at March 31, 2012 and December 31, 2011 consisted of the following:

		2012	2011
To Credit Union
Interest at 6.10%, payable March 29, 2012	(a)	$-	$3,019,100
Interest at 13.12%, payable September 19, 2012	(b)	3,017,010	3,019,100
Interest at 7.28%, payable September 25, 2012	(c)	3,017,010	-
Interest at 6.10%, payable April 30, 2012	(d)	1,429,110	-
To Raiffeisen Bank International AG Beijing Branch
Interest at 7.93%, due by February 27, 2012	(e)	-	28,602,000
Interest at 8.78%, due by July 31, 2012	(e)	28,582,200	-
Total Short Term Bank Loans		$36,045,330	$34,640,200

(a)
On September 30, 2011, the Company received a RMB 19,000,000 ($3,019,100) short-term borrowing from Credit Union. The loan was a “working capital” loan that bears interest at 6.10% per annum and was due on March 29, 2012. The loan was secured by the equipment of Hongrong, a related party.

(b)
On September 22, 2011, the Company received a RMB 19,000,000 ($3,017,010, translated at March 31, 2012 exchange rate; $3,019,100 translated at December 31, 2011 exchange rate) short-term borrowing from Credit Union. The loan is a “working capital” loan that bears interest at 13.12% per annum and is due on September 19, 2012. The loan is secured by the equipment of Hongrong, a related party.

(c)
On March 26, 2012, the Company received a RMB 19,000,000 ($3,017,010) short-term borrowing from Credit Union. The loan is a “working capital” loan that bears interest at 7.28% per annum and is due on September 25, 2012. The loan is secured by the equipment of Hongri.

(d)
On March 31, 2012, the Company received a RMB 9,000,000 ($1,429,110) short-term borrowing from Credit Union. The loan was a “working capital” loan that bore interest at 6.10% per annum and was due by April 30, 2012. The loan was repaid in April 1, 2012.

Total value of equipment secured for above mentioned bank loans is RMB 70,967,104 ($11,268,866).

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

Pursuant to the Agreement, borrowings will bear interest at 130% of the benchmark rates of similar loans published by the People’s Bank of China. Based on the current benchmark interest rate for a six months loan, the first borrowing bears the interest of 7.93% and the second borrowing bears the interest of 8.78%.  The interest is calculated on the daily basis and shall be paid on the 20th of the last month of each quarter. The borrowings are secured substantially by the following: all machineries and equipment of Hongri; inventories of  Hongri and Hongrong with a value of not less than RMB 75,000,000 (approximately $11,909,250); a security deposit of RMB 15,000,000 (approximately $2,381,850) into the Raiffeisen bank as a collateral; corporate guaranty from Hebei Wu’an Yuanbaoshan Industry Group Co., Ltd. (“YBS group”), a majority shareholder of Hongri; and personal guaranty from Mr. Beifang Liu, Chairman of Yuanbaoshan and Mr. Shenghong Liu, Chairman and Chief Executive Officer of the Company.

Short Term Loan Payable – Related Party

During 2011, the Company borrowed RMB 11,000,000 from a related party, Mr. Maisheng Liu, a senior manager of the Company. During the three months ended March 31, 2012, the Company borrowed additional RMB 11,860,000 ($1,879,573) from Mr. Maisheng Liu and returned total of RMB 22,860,000 ($3,622,853) to Mr. Liu. The borrowings from Mr. Liu were payable on demand and bear interest at 7% per annum. At March 31, 2012 and December 31, 2011, the accrued interest expense payable to Mr. Liu was $48,121 and $2,011, respectively. The accrued interest is expected to be paid in the second quarter of 2012.

In 2011, the Company paid off all borrowings from Mr. Binchang Liu, a senior manager of the Company. The borrowings from Mr. Liu were payable on demand and bear interest at 7% per annum. At March 31, 2012, the accrued interest to Binchang Liu’s loan is $338,398, which is to be paid in the second quarter of 2012.

The weighted average short term loan balance consisting of financial institution loans and Binchang Liu and Maisheng Liu loans was $9,084,274 and $7,692,172 as of March 31, 2012 and 2011, respectively. The weighted average interest rate for short term loan was 8.44% and 10% for the three months ended March 31, 2012 and 2011, respectively.

10.  Taxes Payable

Tax payables at March 31, 2012 and December 31, 2011 consisted of:

	2012	2011
PRC corporation income tax	$1,022,387	$1,602,160
Other taxes payable (credit)	(107,482)	266,726
Total	$914,905	$1,868,886

See Note 14.

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

As of March 31, 2012 and December 31, 2011 advances to related parties and accounts payable - related parties consisted of:

Advances to Related Parties

Name of related parties	2012	2011
YBS Group	$-	$21,075,317
Hongrong	120,125,789	56,340,968
Total Advances to Related Parties	$120,125,789	$77,416,285

Accounts Payable - Related Parties

Name of related parties	2012	2011
YBS Group	$(434,954)	$-
Baoye	(45,873)	(56,447)
Ore Treatment	(3,147)	(3,149)
Cement Plant	(124,765)	(124,851)
Total Accounts Payable - Related Parties	$(608,739)	$(184,447)

The balance of advances to YBS group, a parent company, was $0 and $21,075,317 as of March 31, 2012 and December 31, 2011, respectively. YBS Group is a parent company. It provides various services to the subsidiary companies, such as market and industrial information, public relationship, various government agents’ relationship, coordination the production and purchase for subsidiaries and so on. Advances to YBS Group were in connection with the purchase of iron and supplementary materials used in Hongrong’s production, a motlen iron supplier of Hongri. The balance of advance to YBS Group will be returned or credited for YBS Group’s other services provided to the Company.

YBS group charged a service fee based on its expenses and services and allocated to its subsidiary companies proportionally. The amount charged to each subsidiary company varies each year. Commencing in 2010, YBS Group charged 0.1% of current year revenue of Hongri. The management believes that 0.1% of revenue is a reasonable charge method. The services fees were $177,083 and $186,650 for the three months ended March 31, 2012 and 2011, respectively. Service fees consisted of management salaries, trainings, consultations, common areas charges and other fees. The Company estimated that service fee would be similar or marginally higher than current charged fees if the services had provided by third parties. Among services fees, executive officers’ salaries were stand-alone expenses. Such expenses were $15,879 and $15,271 for the three months ended March 31, 2012 and 2011, respectively.

During three months ended March 31, 2012, the Company repaid $16,511,998 equipment loan to YBS group by offsetting its previous advanced fund to YBS group.  In the same period, the Company also repaid $16,540,931 equipment loan to Hongrong by offsetting its previous advanced fund to Hongrong.

Purchases from related parties

Hongri purchased raw materials from the above-mentioned related parties and had advances and accounts payable to these related parties in the routine business operations. It is a common practice in China that a vendor or supplier requires an advance payment before the shipment of merchandise. The Company advanced to the related parties enable these related parties to pay partial amounts in advance to their vendors or suppliers. Most of these advances related to the purchase of raw material and other supplies in routine business and were short term in nature. These advances are interest free. The balance of advances to Hongrong, the Company’s major molten iron supplier, was $120,125,789 and $56,340,968 as of March 31, 2012 and December 31, 2011, respectively.

Accounts payable to related parties represents an unsettled amount in the normal course of business. These payables were short term in nature. Total payables to related parties was $608,730 and $184,447 as of March 31, 2012 and December 31, 2011, respectively.

Hongrong is a manufacturer of molten iron – a raw material for the Company’s steel production. The Company subcontracted with Hongrong to process molten iron prior to February 2010.  Beginning from February 2010, the Company terminated the subcontract relationship with Hongrong and began purchasing processed molten iron from Hongrong (as opposed to previously directly purchasing various raw materials and paying a processing/contract manufacturing fee to Hongrong) at a price equivalent to the local iron market, in accordance with a supply agreement. For the three months ended March 31, 2012, the Company purchased $111,653,034 (257,896 metric tons) molten iron and steel iron and $4,986,606 gas and electricity from Hongrong. In the comparable period of 2011, the Company purchased $151,994,671 (336,922 metric tons) molten iron and $4,702,460 gas and electricity from Hongrong.

Sales to related parties

During the three months ended in March 31, 2012 and 2011, the Company’s sales of its products to YBS Group amounted to $2,314,230 and $0, respectively. YBS acts as a distributor of steel products for the Company and all sales are final. The only right of return is for defective steel products and the Company has not experienced any returns in the past years of operations. The steel products are picked up directly by YBS’ customers at which time the Company recognizes the sale. The Company has determined these sales should be recorded on a gross basis based on the following analysis: upon shipment all risks of ownership transfer to YBS’ customers and the Company does not bare any additional risks and YBS has all of the collection risk from its customers.

Accounts receivable from YBS Group were $0 as of March 31, 2012 and December 31, 2011, respectively.

During 2012, the Company sold $2,260,983 steel products to Hongrong, which were used in Hongrong’s blast furnace constructions. The Company also sold $1,005,580 by-products to Hongrong, which is to be re-used in manufacturing of molten iron.

Equipment purchased from related parties

See Note 12 Equipment Loans Payable – Related Parties.

Loan from related party

See Note 9 Bank Notes, Bank Loan Payable and Short Term Loan Payable – Related Party

Leases from related parties

See Note 8 Obligations Under Capital Lease – Related Parties

12.  Equipment Loans Payable – Related Parties

Equipment loan payables – related parties at December 31, 2011 and 2010 consisted of:

Equipment Loans Payable	2012	2011

Equipment loan - YBS Group payable	$29,495,488	$46,071,679
Equipment loan - Hongrong payable	-	16,584,767
Total equipment loans payable	29,495,488	62,656,446
Less: current portion	(6,725,305)	(11,562,752)
Long-term payable	$22,770,183	$51,093,694

On November 30, 2007, the Company purchased Plate-Rolling I production line and related auxiliary equipment from YBS Group at a price of RMB 191,163,559 (approximately $26,208,524), which was at cost, and carryover basis of YBS group. YBS Group provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bears interest at 5% per annum, and has a fixed repayment schedule at RMB 17,973,455 (approximately $2,854,005 at March 31, 2012 exchange rate) per annum (payable at the end of the year). On March 31, 2012 the Company repaid $16,511,998 equipment loan to YBS group by offsetting its previous advanced fund to YBS group. The remaining unpaid loan balance is $2,394,545.

On November 30, 2009, the Company purchased Steel-Making II production line and related auxiliary equipment from YBS Group at a price of RMB 243,811,599 (approximately $35,718,399), which was at cost, and carryover basis of YBS Group. YBS Group provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bears interest at 5% per annum, and has a fixed repayment schedule at RMB 24,380,000 (approximately $3,871,300 at March 31, 2012 exchange rate) per annum (payable at the end of the year).

On November 30, 2007, the Company purchased Steel-Making I production line and related auxiliary equipment from Hongrong at a price of RMB 326,028,440 ($44,698,499), which was at cost, and carryover basis of Hongrong. Hongrong provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bears interest at 5% per annum, and has a fixed annual repayment schedule at RMB 30,414,021 (approximately $4,829,442 at March 31, 2012 exchange rate) per annum (payable at the end of the year). On March 31, 2012, the Company repaid the remaining $16,540,931 equipment loan balance to Hongrong by offsetting its previous advanced fund to Hongrong.

For the three months ended March 31, 2012 and 2011, the Company recorded interest expense and paid interest totaling $574,374 and $631,360 to YBS Group, respectively.

For the three months ended March 31, 2012, the Company recorded interest expense and paid interest totaling $206,762  and $256,094 to Hongrong, respectively.

Equipment loans, accrued interest and repayments were reconciled follows:

YBS Group Loan Payable	Total Loans and Accrued Interests Payable	Accrued Loan Interests	Steel-Making II production line and related auxiliary equipment loan interest at 5% per annum, due December 31, 2018	Plate-Rolling I production line and related auxiliary equipment loan interest at 5% per annum, due December 31, 2017

Balance at December 31, 2010	$50,349,307	$-	$29,554,218	$20,795,089
Accrued interest	2,570,300	2,570,300	-	-
Repayment in 2011	(9,300,264)	(2,570,300)	(3,873,982)	(2,855,982)
Effect of exchange rate	2,452,336		1,439,481	1,012,855
Balance at December 31, 2011	46,071,679	-	27,119,717	18,951,962
Accrued interest	574,374	574,374	-	-
Repayment in 2012 *	(17,086,372)	(574,374)	-	(16,511,998)
Effect of exchange rate	(64,193)	-	(18,774)	(45,419)
Balance at March 31, 2012	$29,495,488	$-	$27,100,943	$2,394,545
* by offsetting previous advanced fund to YBS group.

Hongrong Loan Payable	Total Loans and Accrued Interests Payable	Accrued Loan Interests	Steel-Making I production line and related auxiliary equipment loan interest at 5% per annum, due December 31, 2017
Balance at December 31, 2010	$20,422,832	$-	$20,422,832
Accrued interest	1,042,573	1,042,573	-
Repayment in 2011	(5,875,361)	(1,042,573)	(4,832,788)
Effect of exchange rate	994,723	-	994,723
Balance at December 31, 2011	16,584,767	-	16,584,767
Accrued interest	206,762	206,762	-
Repayment in 2012 **	(16,747,693)	(206,762)	(16,540,931)
Effect of exchange rate	(43,836)		(43,836)
Balance at March 31, 2012	$-	$-	$-
** by offsetting previous advanced fund to Hongrong.

13.  Statutory Reserves

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

If the accumulated balance of the Company’s statutory reserve is not enough to make up for the losses of the Company of the previous year, the current years’ profit shall first be used for making up the losses before the statutory reserve is drawn. As of March 31, 2012 and December 31, 2011, the statutory reserves amounted to $6,530,869.

14.  Income Tax

The provision for income tax arose from income tax incurred and or paid to the Chinese tax agent.

Hongri is subject to the PRC’s 25% standard enterprise income tax. However, the Company applied for foreign investment enterprise exemption, and the application had been approved by the local tax authority in 2007. The Company is entitled to a tax holiday of full (100%) income tax exemption for two (2) years starting from the first profitable year of 2008 through 2009 and then a 50% reduction in income tax for additional three (3) years from the year of 2010 to 2012.

Nuosen is subject to the PRC’s 25% standard enterprise income tax.

Foreign pretax earnings were $5,990,494 and 8,350,917 for the three months ended March 31, 2012 and 2011, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At March 31, 2012, approximately $162,899,551 of accumulated unadjusted earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S federal corporation income tax rate of 34%, an additional tax of $55,385,847 approximately would have to be provided if such earnings were remitted currently.

The following table reconciled the US statutory rates to the Company’s effective rate for the three months ended March 31, 2012 and 2011.

	2012	2011

US statutory tax rate	34.0%	34.0%
Foreign income not recognized in US	-34.0%	-34.0%
China income tax rate	12.5%	12.5%
Non-deductible expenses	5.3%	1.3%
Effective rate	17.8%	13.8%

CIS and Northern were incorporated in the United States and have incurred net operating loss for income tax purpose in the past years and current period. As of March 31, 2012, the Companies had loss carry forwards of approximately $1,474,000 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2030 and 2031. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of March 31, 2012 and December 31, 2011 were approximately $501,000 and $411,000, respectively.

The Company did not have any significant temporary differences relating to deferred tax liabilities as of March 31, 2012 and December 31, 2011.

The Company files income tax returns with U.S. Federal Government and the states of Maryland and Colorado. With few exceptions, the Company is subject to U.S. federal and Maryland state income tax examinations by tax authorities for years on or after 2007 and for years on or after 2006 by Colorado tax authorities. The Company’s foreign subsidiaries also file income tax returns with the National Tax Bureau (with its branches in Handan) and other taxes and surcharges with the Local Tax Bureaus (Hubei Provincial Tax Bureau and Handan Municipal Tax Bureau). The Company is subject to tax examinations by these foreign tax authorities for years from 2007 to 2009.

The Company evaluated its tax positions, and as of March 12, 2012 and December 31, 2011. No uncertain tax position has been identified.

15.  Commitments and Contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, product liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. Management has not become aware of any product liability claims arising from any incident over the years.

As of March 31, 2012 and December 31, 2011, the Company had no pending litigation.

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

16.  Major Customers and Vendors

For three months ended March 31, 2012, 75% of the total Company’s purchase was from Hongrong, and 24% of the total purchase was from an unrelated party. For the comparable period of 2011, 99% of the total purchases were from Hongrong. No purchase from other vendors was over 5%.

For the three months ended March 31, 2012, there were two (2) major customers that accounted for approximately 42% of the Company’s total sales, 21% and 21%, respectively. For the comparable period of 2011, two customers accounted for 36% of the Company’s total sales, 20% and 16%, respectively.

17.  Segment Reporting

The Company operates in one industry segment and in one geographic region, which is the PRC. Revenues and costs of goods sold by major products for the three months ended March 31, 2012 and 2011 consisted of:

Revenues	2012	2011
Steel plates	$64,296,735	$126,098,178
Steel wire	62,946,821	-
Steel billets	47,067,680	57,198,935
Byproducts and others	2,717,412	4,227,703
Total Revenues	$177,028,648	$187,524,816

Costs of Revenue	2012	2011
Steel plates	$65,689,024	$123,698,679
Steel wire	59,609,340	-
Steel billets	42,308,554	53,399,594
Others	597,647	-
Total Cost of Revenue	$168,204,565	$177,098,273

Gross Profit Margin	2012	2011
Steel plates	-2.17%	1.90%
Steel wire	5.30%	-
Steel billets	10.11%	6.64%
Total Gross Profit Margin	4.98%	5.56%

The Company sold 113,822 and 208,744 metric tons of steel plates for the three months ended March 31, 2012 and 2011, respectively.

The Company sold 110,635 metric tons of steel wire for the three months ended March 31, 2012. There were no steel wire sales in the same period of 2011.

The Company sold 85,602 and 100,288 metric tons of steel billets for the three months ended March 31, 2012 and 2011, respectively.

18.  Subsequent Events

On April 1, 2012, the Company repaid a RMB 9,000,000 ($1,429,110) short-term borrowing from Credit Union.

On April 30, 2012, the Board of Directors made a resolution to issue total of 78,333 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), to certain officer and director for their services to the Company.

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

On August 10, 2010, Mr. Liu, our Chairman of Board of Directors and one of the shareholders of YBS Group and several other shareholders of YBS Group (each of them, a “Purchaser”) have entered into call option agreements, (collectively, the “Call Option Agreements”), with our major shareholder, Karen Prudente, pursuant to which they are entitled to purchase up to 100% of the issued and outstanding shares of Karen Prudente at a price of $0.0001 per 100 shares for a period of five years as outlined in the Call Option Agreements: the Option may be exercised, in whole or in part, in accordance with the following schedule: 34% of the Option Shares subject to the Option shall vest and become exercisable on January 1, 2012; 33% of the Option Shares subject to the Option shall vest and become exercisable on January 1, 2013 and 33% of the Option Shares subject to the Option shall vest and become exercisable on January 1, 2014. Pursuant to the Call Option Agreements, Karen Prudente would transfer all restricted shares of our common stock that she received to the shareholders of YBS Group subject to the terms and conditions thereunder and entrust the shareholders of YBS Group with her voting rights in the Company.

For accounting purposes, the above transactions were accounted for in a manner similar to a reverse merger or recapitalization, since the former equity shareholders of Hongri now effectively own a majority of CIS’ common stock immediately following the transactions. Consequently, the assets and liabilities and historical operations reflected in the consolidated financial statements prior to the transactions are those of Hongri and are recorded at the historical cost of Hongri. The consolidated financial statements after completion of the transactions include the assets and liabilities of CIS, Northern, Nuosen, and Hongri (collectively, “CIS” or the “Company”), historical operations of Hongri, and operations of CIS, Northern, Nuosen and Hongri from the date of the transaction. The 44,083,529 restricted shares of common stock issued to Karen Prudente and 17,493,463 restricted shares of common stock issued to Fakei were presented as of the beginning of the first period presented in the accompanying consolidated financial statements.

CIS through Hongri, its operating company in China, produces and sells steel plates, steel wires and steel billets. The Company currently operates from its headquarters on approximately 1,000 acres in Handan City, Hebei Province, China. Most of the Company’s products are sold domestically in China.

The Company completed construction of steel production phase II in 2009, which increased its steelmaking capacity to 2.3 million metric tons in 2009 from 1.3 million tons in 2008. Annualized production of steelmaking to total capacity utilization rate was approximately 55% and 56% for the three months ended March 31, 2012 and 2011, respectively.

In addition to steelmaking capacity, the Company currently has 2 million metric tons of steel rolling production capacity (including steel plate and steel bar production). Annualized production of steel rolling to total capacity utilization rate was approximately 45% and 42% for the three months ended March 31, 2012 and 2011, respectively.

Due to the nature of our business, the Company has significant exposure to the fluctuation of raw materials and energy prices as part of its normal operations. Many factors of our business are impacted by prevailing market conditions, specifically, a change in the raw material and energy pricing environment will influence our inventory levels and purchase decisions which will, ultimately, impact our realized gross margin. Our management’s operational decisions are a direct response to the market and, as such, will change as market conditions change. The Company does not buy any commodities to hedge the fluctuations of market prices. Therefore, the fluctuation of commodity prices will have a direct impact on our operations through the price changes in local steel market.

The steel industry in China has been facing various challenges since 2008. In 2008, iron ore prices increased dramatically and cost of revenue increased accordingly. In 2009, the supply of steel products exceeded the demand for steel products and in general, inventories increased consequently. In 2010, the Chinese government announced new targets for consolidation in the steel industry to close out small size steel manufacturers nationally in order to clean up excessive production capacities and to increase efficiency of energy usage and reduce pollution. In 2011, the output of steel production in China increased 8.9%, which caused the surplus of steel inventory nationwide for 2012. At the end of March 2012, Chinese comprehensive price index of steel products decreased 7.67% compared to the same period of 2011.Most Chinese steel manufacturers had losses in the first quarter of 2012. The recovery of steel market is still uncertain and will largely depend on the development of world economy in 2012.

The Company subcontracted Hongrong, a related party, to process molten iron prior to February 2010. Beginning from February 2010, the Company terminated the subcontracting relationship with Hongrong and began purchasing processed molten iron from Hongrong at a price equivalent to that on the local iron market, in accordance with a supply agreement. This change had no material impact on our gross profit margin since the subcontracting fees paid was commensurate with the gross profit of manufacturing molten iron in the local market. For the three months ended March 31, 2012, 75% of the Company’s total purchase was from Hongrong, and 24% of the total purchase was from an unrelated party. For the comparable period of 2011, 99% of the total purchases were from Hongrong.

For the three months ended March 31, 2012, there were two (2) major customers that accounted for approximately 42% of the Company’s total sales, 21% and 21%, respectively. For the comparable period of 2011, two customers accounted for 36% of the Company’s total sales, 20% and 16%, respectively.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Comparison of Revenue for the Three Months Ended March 31, 2012 and 2011

	2012		2011
Products	Revenue	Quantity (Ton)	Revenue	Quantity (Ton)
Steel plates	$64,296,735	113,822	$126,098,178	208,744
Steel wires	62,946,821	110,635	-	-
Steel billets	47,067,680	85,602	57,198,935	100,288
Byproducts	2,717,412	-	4,227,703	-
Products Total	$177,028,648	310,059	$187,524,816	309,032

Total sales for the three months ended March 31, 2012 were $177,028,648, a decrease of $10,496,168, or 6%, compared to $187,524,816 in 2011. Of the decreased revenues, approximately $6.2 million, or 59% of the decrease was due to decrease in average sales price; 41% was due to decrease in selling quantity offset by new steel wire product.

Revenue from steel plates was $64,296,735 in 2011, a decrease of $61,801,443, or 49% compared to $126,098,178 in 2011. The Company sold 113,822 tons of steel plates in 2012, a decrease of 94,922 ton or 45%, compared to 208,744 tons in 2011. The Company reduced its production of steel plates in the first quarter of 2012 due to lack of market demand. The average unit sales price of steel plates was approximately $565 per ton during 2012, a decrease of $39 per ton, or 6%, from $604 in 2011.

Production of steel bars started in 2010. In 2011, the Company turned its steel bar production line to produce steel wires to adapt to market demand. During 2012, the Company sold 110,635 metric tons of steel wire, which generated $62,946,821 of revenue.

Revenue from steel billets was $47,067,680 in 2012, a decrease of $10,131,255, or -18% compared to $57,198,935 in 2011. The Company sold 85,602 tons of steel billets in 2012, a decrease of 14,686 tons, or -15%, compared to 100,288 tons in 2011. Steel billets are semi-finished products that can be used to produce steel plates, steel bars and steel wires with further processing, or they can be sold directly in the market. The Company sold less steel billets in the first quarter of 2012 than in the comparable period of 2011 due to a relative lower customer demand and down market condition. The average sales price of steel billets was approximately $550 per ton during 2012, a decrease of $20 per ton, or 4%, from $570 in 2011.

Byproducts consist of the reselling of offcuts of steel plates, steel drop and oxygen gas. Byproducts sales were $2,717,412 in 2012, a decrease of $1,510,291, or 36%, compared to $4,227,703 in 2011. The Company does not sell its byproduct in its regular daily sales activities. The selling of byproducts depends on the market condition as byproducts may be reused as raw materials in our production.

Comparison of Cost of Revenue for the Three Months Ended March 31, 2012 and 2011

Costs of Revenue	2012	2011
Steel plates	$65,689,024	$123,698,679
Steel wires	59,609,340	-
Steel billets	42,308,554	53,399,594
Others	597,647	-
Total Cost of Revenue	$168,204,565	$177,098,273

Gross Profit Margin	2012	2011
Steel plates	-2.17%	1.90%
Steel wires	5.30%	-
Steel billets	10.11%	6.64%
Total Gross Profit Margin	4.98%	5.56%

Cost of revenue totaled $168,204,565 for the three months ended March 31, 2012 and 2011, a decrease of 8,893,708, or 5% compared to $177,098,273 in 2011. Of the decreased cost of revenue, approximately $5 million or 57% of the decrease was due to the decrease in raw material prices and the remaining 43% of the decrease was due to decrease in production quantities offset by the increase of cost of steel wires.

The Company does not buy any commodities to hedge the fluctuations of market prices. However, the fluctuation of commodity prices will have a direct impact on our operations through the price changes in the local steel market. The average cost of revenue of steel plates was approximately $577 per ton in 2012, a decrease of $16 per ton, or 3%, from $593 in 2011. The average cost of revenue of steel wires was approximately $539 per ton in 2012. Average cost of revenue of steel billets was $494 per ton in 2012, a decrease of $38 per ton, or 7%, from $532 in 2011. The Company actively manages the production volumes and type of steel products manufactured to maximize our net profit in response to the fluctuations in market conditions.

Comparison of Operating Expenses for the Three Months Ended March 31, 2012 and 2011

Selling, General and Administrative expenses consist of allowance for bad debts, selling expenses, professional service fees and other general and administrative expenses. Total operating expenses were $1,242,162 in 2012, an increase of 608,265, or 96%, compared to $633,897 in 2011. Operating expenses – non related parties was $1,065,079 in 2012, an increase of $617,832, or 138%, compared to $447,247 in 2011. The increase in operating expenses – non related parties was mainly attributable to a $825,707 increase in allowance for impairment of advance to suppliers. The Company made an allowance for potentially forfeited advances to suppliers based on aging commenced in 2012. The increase of operating expenses was also attributable to increase in professional service and consulting fees in connection with the Company’s effort to be listed in the US security market. The Company incurred $276,595 professional service and consulting fees in 2012, as compared to $81,450 in 2011. The Company expects that professional service fees will increase continually as a result of the Company’s effort to be listed in the US security market. The operating expenses – related parties were $177,083 in 2012, a decrease of $9,567, or 5%, compared to $186,650 in 2011. The operating expenses – related parties represented service fees charged by YBS Group. YBS Group is the parent company. It provides various services to its subsidiaries, such as market and industrial information, public relationship, various government agents’ relationship, coordination of recycling of byproducts among the subsidiaries and executive officers’ salaries. YBS Group charges a service fee based on its expenses and services and allocates to its subsidiary companies proportionally. The amount charged to each subsidiary varies each year. In 2010, YBS Group began charging Hongri a fee of 0.1% of Hongri’s annual revenue. Management believes that 0.1% of annual revenue is reasonable and the cost would be similar or only marginally higher if the services were provided by third parties.

Comparison of Other Expenses for the Three Months Ended March 31, 2012 and 2011

Other expenses consist of interest expense and interest income. Total net other expenses were $1,855,487 in 2012, an increase of $340,636, or 22%, compared to $1,514,851 in 2011. Interest expense for bank borrowings was $944,908 and $449,750 in 2012 and 2011, respectively. The increase of interest expense for bank borrowings mainly resulted from the increase in short-term bank loan borrowings and an increase in the interest rate. Other interest expense in connection with the related party loans was $963,068 and $1,065,316 in 2012 and 2011, respectively.

Comparison of Income Tax for the Three Months Ended March 31, 2012 and 2011

The provision for income tax of $1,020,390 and $1,145,021 for 2012 and 2011, respectively, arose from foreign income tax incurred and or paid to the Chinese tax authority. Hongri is subject to a 25% PRC standard enterprise income tax. Hongri applied for foreign investment enterprise exemption, and the application was approved by the local tax authority in 2007. Hongri was entitled to a tax holiday of full (100%) income tax exemption starting from the first profitable year of 2008 through 2009 and then a 50% reduction in income tax for additional three (3) years commencing in 2010. The reduced income tax rate is 12.5% for the years ended December 31, 2010, 2011 and 2012.

Comparison of Net Income for the Three Months Ended March 31, 2012 and 2011

Net income totaled $4,706,044 in 2012, a decrease of $2,426,730, or 34%, compared to the net income of $7,132,774 in 2011. The decrease of net income was attributable primarily to decrease in revenue, increase in selling, general and administrative expenses and increase of other expenses as discussed above.

Liquidity and Capital Resources

The cash flow generated from our operations has been and is expected to be sufficient to support our daily operations. However, it is not enough to support our expansion.

The Company plans to add a new production line to produce a coated steel product, known as Galvalume, which is primarily used in the automotive and home appliance industries. To implement this expansion strategy, it is estimated that we will require at least $80 million. The management believes that our available cash will not be sufficient to fund our expansion requirements and therefore, we will have to finance the expansion through the sale of our equity securities or borrow from bank loans when available.

Relevant PRC statutory laws and regulations restrict certain payments, such as dividends, loans or advances, from the Companies’ registered capital. Such restricted capital of the Company amounted to approximately $15,244,000 as of March 31, 2012. The Company is also required to allocate a portion of its after-tax profits to the statutory reserve. Annual appropriations to the statutory reserve are required to be at least 10% of the enterprise’s after-tax net income determined under Chinese GAAP. When the surplus reserves account balance is equal to or greater than 50% of the Company’s paid-in capital, no further allocation to the surplus reserve account is required. As of March 31, 2012, the Company’s reserved fund totaled $6,530,869. In addition, our ability to use revenue generated in RMB to fund any future business activities outside of China or to make dividend or other payments in U.S. dollars is limited due to the regulations of PRC’s currency exchange. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB in the future.

The Company currently intends to retain all earnings, if any, for use in its business operations. We have no plan to repurchase our common stock, or declare any dividends in the near future.

The Company will have obligations to pay expenses in US dollars in connection with its status as a public company listed in the US security market, such as audit, legal, contracted CFO and other SEC filing related fees. These service fees are usually wired to the Company’s US bank account or paid to vendors directly from China to satisfy such obligations, which is allowed under the current PRC regulations. Other than these service fees, the Company has no significant obligations outside the PRC currently. The Company had cash of $2,441,736 and $1,737,495 as of March 31, 2012 and December 31, 2011, respectively. Most of the Company’s funds are kept in financial institutions in China, which do not provide insurance for deposits.

It is the intent of the management to accelerate repayments of equipment loans due to the related parties, if surplus cash is available. During the three months ended March 31, 2012, the Company repaid $33,052,929 equipment loan to related parties by offsetting its advances to related parties balance. However, if the Company is unable to pay these equipment loans to related parties, the Company would negotiate with related parties to extend the repayment period and/or reduce current repayment amount. If the related parties do not allow the extension of repayment period and reduce the payment of equipment loans, the Company will look for external sources such as debt or equity financings. However, there is no assurance that any such required funds from external sources will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders. If such required funds from outside sources are not available, then the Company will adjust its expansion plan accordingly.

Net cash provided by operating activities was $4,351,448 and $7,026,485 in the three months ended March 31, 2012 and 2011, respectively. The decrease in net cash provided by operating activities in 2012 was mainly due to the following factors: a $2,426,730 negative change in net income ($4,706,044 in 2012 and $7,132,774 in 2011), a $16,341,109 positive change in accounts receivable ($12,799,089 decrease in accounts receivable in 2012 and $3,542,020 increase in accounts receivable in 2011) resulted from more subsequent collections in 2012, a $6,080,000 negative change in accounts receivable from related parties ($0 in accounts receivable – related parties in 2012 and $6,080,000 decrease in 2011) resulted from no accounts receivable from related parties in 2012, a $2,663,323 negative change in inventories ($1,125,304 decrease in inventories in 2012 and $3,788,627 decrease in inventories in 2011) resulted from the Company purchasing molten iron from Hongrong, a related party, beginning from February 2010 instead of outsourcing the production and consequently reduced related inventories, a $74,079,547 negative change in advances to related parties ($75,732,540 increase in advance to related parties in 2012 and $1,652,993 increase in advance to related parties in 2011) resulted from the Company’s expectation to increase demand for molten iron from Hongrong in the second half of 2012,. a $24,092,559 positive change in accounts payable ($16,932,540 increase in accounts payable in 2012 and $7,159,572 decrease in accounts payable in 2011) resulted from the Company purchased 24% of its total purchase from a third party vendor, a pig iron suppler during the three months ended March 31, 2012, a $4,783,529 positive change in accounts payable to related parties ($423,591 increase in 2012 and $4,359,938 decrease in 2011) resulted from less accounts payables to related parties paid off in 2012 than in 2011, a $2,465,038 positive change in accrued expenses ($29,469 increase in 2012 and $2,435,569 decrease in 2011) resulted from more payment and less accrued expenses in 2011 than in 2012 and a $38,854,260 positive change in advances from customers ($39,111,159 increase in 2012 and $256,899 increase in 2011) resulted from more customer deposits in 2012.

Net cash used in investing activities was $2,072,556 and $9,295,331, respectively, in 2012 and 2011. Those expenditures were primarily related to the production lines equipment.

Net cash used in financing activities was 1,575,240 and $698,804 in 2012 and 2011, respectively. On June 28, 2011, Hongri entered into a revolving loan agreement (the “Loan Agreement”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The Loan Agreement provides for a revolving credit facility in an aggregate principal amount of RMB 180,000,000 which shall be used as working capital. On August 24, 2011, Hongri deposited RMB 15,000,000 ($2,320,500) into Raiffeisen pursuant to the Loan, which was recorded as restricted cash. On August 31, 2011, the Company received the first borrowing RMB 180,000,000 ($28,526,400) which was due by February 27, 2012. From the beginning of February, 2012, the Company started to repay it and paid off all the balance on February 24, 2012. Subsequent to the repayment, the Company acquired the second borrowing in the total amount of RMB 180,000,000 ($28,526,400) from Raiffeisen and the second borrowing will be due on July 31, 2012. In March 2012, the Company repaid RMB 19,000,000 ($3,011,120) to Credit Union and acquired a new loan of $3,011,120 from Credit Union. In March 2012, the Company received another short term loan of RMB 9,000,000 ($1,426,320) from Credit Union and repaid this short term loan in full in April 2012. During the three months ended March 2012, the Company received a $1,879,573 short term loan from Mr. Maisheng Liu, a related party of the Company and repaid $3,622,853 (including $1,743,280 borrowed in 2011) to Mr. Maisheng Liu (paid in full). The Company made $1,109,360 deposit to Credit Union as additional collateral for bank notes payable. During 2011, the Company borrowed $2,720,800 from a related party, Mr. Binchang Liu, a senior manager of the Company. The borrowings from Mr. Liu are payable on demand and bear interest at 7% per annum. The Company also received $310,951 from a private placement closed on January 28, 2011 (“PP1”) and a private placement closed on February 7, 2011 (“PP2”). In 2011, the Company paid $2,888,000 deposit to a bank as collateral to bank notes payable. The Company also repaid a $707,752 employee loan and $132,803 to obligation under capital lease – related parties. The Company paid $148,920 to obligation under capital lease – related parties  in 2012.

Short-term Borrowings

Bank Loan Payable

Bank loans at March 31, 2012 and December 31, 2011 consisted of the following:

		2012	2011
To Credit Union
Interest at 6.10%, payable March 29, 2012	(a)	$-	$3,019,100
Interest at 13.12%, payable September 19, 2012	(b)	3,017,010	3,019,100
Interest at 6.10%, payable September 25, 2012	(c)	3,017,010	-
Interest at 6.10%, payable April 30, 2012	(d)	1,429,110	-
To Raiffeisen Bank International AG Beijing Branch
Interest at 7.93%, due by February 27, 2012	(e)	-	28,602,000
Interest at 8.78%, due by July 31, 2012	(e)	28,582,200	-
Total Short Term Bank Loans		$36,045,330	$34,640,200

(a)
On September 30, 2011, the Company received a RMB 19,000,000 ($3,019,100) short-term borrowing from Credit Union. The loan was a “working capital” loan that bears interest at 6.10% per annum and was due on March 23, 2012. The loan was secured by the equipment of Hongrong, a related party.

(b)
On September 22, 2011, the Company received a RMB 19,000,000 ($3,017,010, translated at March 31, 2012 exchange rate; $3,019,100 translated at December 31, 2011 exchange rate) short-term borrowing from Credit Union. The loan is a “working capital” loan that bears interest at 13.12% per annum and is due on September 19, 2012. The loan is secured by the equipment of Hongrong, a related party.

(c)
On March 31, 2012, the Company received a RMB 19,000,000 ($3,017,010) short-term borrowing from Credit Union. The loan is a “working capital” loan that bears interest at 6.10% per annum and is due on September 25, 2012. The loan is secured by the equipment of Hongri.

(d)
On March 31, 2012, the Company received a RMB 9,000,000 ($1,429,110) short-term borrowing from Credit Union. The loan was a “working capital” loan that bore interest at 6.11% per annum and was due by April 30, 2012. The loan was repaid in April 1, 2012.

Total value of equipment secured for above mentioned bank loans is RMB 70,967,104 ($11,268,866).

(e)
On June 28, 2011, Hongri entered into a revolving loan agreement (the “Loan Agreement”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The Loan Agreement provides for a revolving credit facility in an aggregate principal amount of RMB 180,000,000 (approximately $28,602,000) which shall be used as working capital. The credit facility matures on July 31, 2012 and each borrowing cannot exceed 180 days or days Raiffeisen agreed during the Agreement period.

On August 24, 2011, Hongri deposited RMB 15,000,000 ($2,383,500) into Raiffeisen pursuant to the Loan Agreement, which was recorded as restricted cash. On August 31, 2011, the Company received the first borrowing of RMB 180,000,000 ($28,602,000) which was due on February 27, 2012. The Company repaid its outstanding balance on February 24, 2012. Upon the repayment, the Company acquired the second borrowing in the total amount of RMB 180,000,000 from Raiffeisen. The second borrowing is due by July 31, 2012.

Pursuant to the Loan Agreement, borrowings will bear interest at 130% of the benchmark rates of similar loans published by the People’s Bank of China. Based on the current benchmark interest rate for a six months loan, the first borrowing bears the interest of 7.93% and the second borrowing bears the interest of 8.78%.  The interest is calculated on the daily basis and shall be paid on the 20th of the last month of each quarter. The borrowings are secured substantially by the following: all machineries and equipment of Hongri; inventories of  Hongri and Hongrong with a value of not less than RMB 75,000,000 (approximately $11,909,250); a security deposit of RMB 15,000,000 (approximately $2,381,850) into the Raiffeisen as a collateral; corporate guaranty from Hebei Wu’an Yuanbaoshan Industry Group Co., Ltd. (“YBS group”), a majority shareholder of Hongri; and personal guaranty from Mr. Beifang Liu, Chairman of Yuanbaoshan and Mr. Shenghong Liu, Chairman and Chief Executive Officer of the Company.

Short Term Loan Payable – Related Party

During 2011, the Company borrowed $1,743,280 (RMB 11,000,000) from a related party, Mr. Maisheng Liu, a senior manager of the Company. During the three months ended March 31, 2012, the Company borrowed additional $1,879,573 (RMB 11,860,000) from Mr. Maisheng Liu and repaid total of $3,622,853 (RMB 22,860,000) to Mr. Liu. The borrowings from Mr. Liu were payable on demand and bear interest at 7% per annum. As of March 31, 2012 and December 31, 2011, the accrued interest expense payable to Mr. Liu was $46,978 and $2,011, respectively. The accrued interest is to be paid in the second quarter of 2012.

In 2011, the Company paid off all borrowings from Mr. Binchang Liu, a senior manager of the Company. The borrowings from Mr. Liu were payable on demand and bear interest at 7% per annum. As of March 31, 2012, the accrued interest to Binchang Liu’s loan is $338,632, which is to be paid in the second quarter of 2012.

The weighted average short term loan balance consisting of loans from various financial institutions and Binchang Liu and Maisheng Liu was $8,867,599 and $7,692,172 as of March 31, 2012 and 2011, respectively. The weighted average interest rate for short term loan was 8.44% and 10% for the three months ended March 31, 2012 and 2011, respectively.

Critical Accounting Policies and Estimates

In Note 2 to our audited consolidated financial statements for the years ended December 31, 2011 and 2010 included in the Form 10K filed on March 29, 2012, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America (U.S. GAAP).

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet financing arrangements and has not established any special purpose entities. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

As of March 31, 2012, our significant contractual obligations were as follows:

	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long Term Debts	$6,725,305	$13,450,610	$9,319,573	$-	$29,495,488
Capital Leases	608,119	1,357,596	1,570,767	3,161,777	6,698,259
Interest on Capital Leases	508,706	876,053	730,214	2,439,050	4,554,023
Interest on Equipment loans	1,474,774	1,940,753	595,692	-	4,011,219
	$9,316,904	$17,625,012	$12,216,246	$5,600,827	$44,758,989

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our principal executive and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, management concluded that as of the period covered by this quarterly report on Form 10-Q, these disclosure controls and procedures were not effective.

Plan for Remediation of Material Weaknesses

As financial conditions permit, we plan to take the following actions to improve our internal control over financial reporting, including actions to remediate those material weaknesses identified.

1.	Recruit qualified staff for internal control positions and develop a suitable internal control system. to provide effective oversight of our internal control over financial reporting.

2.	Conduct an equity level risk assessment by the end of this year.

3.
Look to engage the services of qualified consultants with China GAAP, U.S. GAAP and SEC reporting experience to support our financial reporting and SOX compliance requirements, including assistance with the following:

o	Remediating identified material weaknesses;

o	Monitoring our internal control over financial reporting on an ongoing basis;

o	Managing our period-end financial closing and reporting processes; and

o	Identifying and resolving non-routine or complex accounting matters.

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

Changes in Internal Control over Financial Reporting

During the period ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this quarterly report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Information about risk factors for the three months ended March 31, 2012, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2011 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibits required by Item 601 of Regulation S-K:

Exhibit Index

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

CHINA INDUSTRIAL STEEL INC.

Dated: May 14, 2012	By:	/s/ Liu Shenghong
Liu Shenghong
Chief Executive Officer and Chairman
(Chief Executive Officer)

	By:	/s/ Xiaolong Zhou
Xiaolong Zhou
Chief Financial Officer
(Principal Accounting and Financial Officer)