Form 10-Q
period 2012-06-30
China Industrial Steel Inc.
filed 2012-08-14
CIK 1510871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 73,620,391 shares of common stock are issued and outstanding as of August 1, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN US DOLLARS)
(UNAUDITED)

	June 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash	$226,961	$1,737,495
Bank notes receivable	698,919	2,342,186
Accounts receivables, net	12,115,630	20,862,269
Inventories, net	13,803,390	16,139,936
Advances to suppliers, net	2,151,348	3,215,680
VAT and other taxes recoverable	22,624,414	21,612,482
Advances to related parties	118,087,616	77,416,285
Total Current Assets	169,708,278	143,326,333

Machinery and Equipment, Net	86,048,878	84,410,398
Machinery and Equipment - acquired from related parties, Net	91,067,914	98,514,249
Total Machinery and Equipment, Net	177,116,792	182,924,647

Other Assets:
Restricted cash	7,240,860	5,402,600
Land use rights and buildings under capital leases	5,224,956	5,613,105
Total Other Assets	12,465,816	11,015,705

TOTAL ASSETS	$359,290,886	$337,266,685

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$90,138,703	$23,095,827
Accounts payable - related parties	426,409	184,447
Accrued liabilities	2,384,275	2,622,224
Taxes payables	536,212	1,868,886
Bank and private loans payable	26,114,319	34,640,200
Bank notes payable	5,981,580	3,019,100
Equipment loan payable - related parties	3,896,141	11,562,752
Current obligations under capital leases - related parties	614,009	597,258
Short term loan payable - related party	787,050	1,747,900
Advances from customers	30,338,502	13,257,487
Total Current Liabilities	161,217,200	92,596,081

Long Term Liabilities:
Equipment loan payables - related parties	-	51,093,694
Obligation under capital leases - related parties	5,878,122	6,254,954
Total Long Term Liabilities	5,878,122	57,348,648

TOTAL LIABILITIES	167,095,322	149,944,729

Commitments and Contingencies

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Blank Check Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 980,000,000 authorized, 73,620,391 and 73,542,058 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	7,362	7,354
Paid-in capital	16,417,235	16,299,744
Statutory reserves	6,530,869	6,530,869
Retained earnings	156,744,078	150,189,517
Accumulated other comprehensive income	12,496,020	14,294,472
Total Stockholders' Equity	192,195,564	187,321,956
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$359,290,886	$337,266,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (IN US DOLLARS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Sales to customers	$141,355,618	$195,513,869	$312,794,486	$383,038,685
Sales to related parties	4,216,751	21,285,432	9,806,531	21,285,432
Total Revenues	145,572,369	216,799,301	322,601,017	404,324,117

Cost of Revenue
Cost of Revenue - non-related parties	75,016,983	26,715,484	124,906,457	48,852,768
Cost of Revenue - related parties	66,098,486	175,674,549	184,413,577	330,635,538
Total Cost of Revenue	141,115,469	202,390,033	309,320,034	379,488,306

Gross Profit	4,456,900	14,409,268	13,280,983	24,835,811

Selling and General and Administrative Expenses
Selling and General and Administrative Expenses - non-related parties	295,977	412,040	1,361,056	859,287
Selling and General and Administrative Expenses - related parties	705,826	216,799	882,909	403,449
Total Selling and General and Administrative Expenses	1,001,803	628,839	2,243,965	1,262,736

Income From Operations	3,455,097	13,780,429	11,037,018	23,573,075

Other Income (Expenses)
Interest income	2,120	8,328	54,609	8,543
Interest expense - bank and private borrowings	(921,177)	(124,846)	(1,866,085)	(574,596)
Interest expense - related parties	(323,521)	(1,133,459)	(1,286,589)	(2,198,775)
Total Other Income (Expenses)	(1,242,578)	(1,249,977)	(3,098,065)	(2,764,828)

Income from operation before income tax	2,212,519	12,530,452	7,938,953	20,808,247
Provision for income tax	364,002	1,826,243	1,384,392	2,971,264
Net Income	1,848,517	10,704,209	6,554,561	17,836,983

Earnings Per Share - Basic and Diluted	$0.03	$0.15	$0.09	$0.24
Weighted Average Shares Outstanding - Basic and Diluted	73,595,428	73,542,058	73,568,597	73,159,247

Other Comprehensive Income:
Foreign currency translation (loss) gain	(1,678,398)	1,931,889	(1,798,452)	3,013,380
Comprehensive Income	$170,119	$12,636,098	$4,756,109	$20,850,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US DOLLARS)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	2012	2011

Cash Flows from Operating Activities:
Net Income	$6,554,561	$17,836,983
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
(Reduction) provision for allowance for doubtful accounts receivable	(121,036)	74,519
Provision for allowance for forfeited advances to suppliers	567,649	-
Depreciation	12,556,451	11,438,068
Amortization of land use rights and buildings under capital leases	337,241	326,280
Common stock issued for services	117,499	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	8,715,479	(1,888,761)
Increase in accounts receivables - related party	-	(6,592,987)
Decrease (increase) in bank notes receivable	1,629,647	(2,483,432)
Decrease in inventories	2,196,447	646,119
Decrease in advances to suppliers	473,630	593,039
Increase in VAT and other taxes recoverable	(1,220,842)	(1,945,616)
(Increase) decrease in advances to related parties	(83,568,612)	1,109,474
Increase (decrease) in accounts payable	67,605,548	(4,135,073)
Increase (decrease) in accounts payable - related parties	244,946	(4,387,802)
Decrease in accrued liabilities	(214,459)	(1,929,345)
Increase in bank notes payable	3,006,180	2,908,466
Increase (decrease) in advances from customers	17,293,865	(1,947,810)
(Decrease) increase in taxes payables	(1,321,917)	1,360,111
Net Cash Provided by Operating Activities	34,852,277	10,982,233

Cash Flows from Investing Activities:
Capital expenditures	(8,442,814)	(11,517,158)
Net Cash Used in Investing Activities	(8,442,814)	(11,517,158)

Cash Flows from Financing Activities
Proceeds from bank and private loans	34,159,698	-
Repayment of bank loans	(42,402,960)	-
Proceeds from short term loan - related parties	2,667,589	1,209,310
Repayment of short term loan - related parties	(3,616,909)	-
Repayment of equipment loans - related party	(16,513,794)	-
Payment of obligation under capital lease - related parties	(297,351)	(267,488)
Deposit of restricted cash	(1,898,640)	(2,908,466)
Repayment of employee loans	-	(714,782)
Proceeds from private placement	-	310,951
Net Cash Used in Financing Activities	(27,902,367)	(2,370,475)

Effect of Exchange Rate Changes on Cash	(17,630)	240,026
Net Decrease in Cash and Cash Equivalents	(1,510,534)	(2,665,374)
Cash - Beginning of the Year	1,737,495	4,061,412

Cash - End of the Year	$226,961	$1,396,038

Supplemental Cash Flow Information:
Interest Paid	$568,232	$3,148,976
Income taxes	$2,624,548	$1,901,184

Supplemental Schedule of Non-Cash Investing Activities:
Repayment of equipment loan payable - related party offset by previous advances to the same related party	$(41,958,329)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

Fakei Investment (Hong Kong) Ltd (“Fakei”) is an enterprise incorporated in Hong Kong. Fakei owns 30% equity interest of Hongri.

On August 1, 2010, CIS, through Northern and its wholly owned foreign enterprise, Nuosen, entered into Entrusted Management Agreement, Exclusive Option Agreement, and Covenants Agreement (collectively, the “Entrusted Agreements”) with Hongri and shareholders of Hongri, YBS Group and Fakei. The effect of the Entrusted Agreements is to cede control of management and economic benefits of Hongri to Nuosen. As a consideration, CIS issued 44,083,529 restricted shares of its common stock, par value $0.0001, to Karen Prudente, a nominee and trustee for the shareholders of YBS Group entering into the Entrusted Agreements with Nuosen. CIS also issued 17,493,463 restricted shares of its common stock to the shareholders of Fakei in consideration for Fakei entering into the Entrusted Agreements with Nuosen.

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

On August 10, 2010, Mr. Liu Shenghong, the Chairman of the Board of Directors and one of the shareholders of YBS Group and several other shareholders of YBS Group (each of them, a “Purchaser”) have entered into call option agreements, (collectively, the “Call Option Agreements”), with the major shareholder, Karen Prudente, pursuant to which they are entitled to purchase up to 100% of the issued and outstanding shares from Karen Prudente at a price of $0.0001 per 100 shares for a period of five years as outlined in the Call Option Agreements: the Option may be exercised, in whole or in part, in accordance with the following schedule: 34% of the Option Shares subject to the Option shall vest and become exercisable on January 1, 2012; 33% of the Option Shares subject to the Option shall vest and become exercisable on January 1, 2013 and 33% of the Option Shares subject to the Option shall vest and become exercisable on January 1, 2014. 34% of the Option Shares became exercisable after December 31, 2011. The shareholders did not exercise these Option Shares as of the date of this report. According to the above mentioned Call Option Agreements, Karen Prudente would transfer all restricted shares of the Company’s common stock that she received to the shareholders of YBS Group subject to the terms and conditions thereunder and entrust the shareholders of YBS Group with her voting rights in the Company.

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

Certain information in footnote disclosures normally included in the financial statements prepared in conformity with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results. The Company believes the disclosures are adequate to make the information presented not misleading.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of bank notes receivable, accounts receivable, net, advances to suppliers, VAT tax recoverable, advance to related parties, current portion of equipment loan payables and accrued interest payable, bank notes payable, accounts payable, accrued liabilities, VAT and other tax payables, bank and private loans payable, advances from customers, and accounts payable - related parties.  The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to their short-term maturity or by comparison to other instruments with similar terms.

The Company evaluated the fair value of the equipment loans payable – related parties, net of current portion at December 31, 2011, and determined that the book value of equipment loans payable approximated the fair market value based on information available as of December 31, 2011.

Inventories

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market. Costs of inventories include the purchase price and related manufacturing costs incurred in bringing the products to their present location and condition. Market value is determined by reference to sales prices or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost and also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

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

Foreign Currency Translation

The Company’s financial information is presented in U.S. dollars. The functional currency of the US parent company and US subsidiaries is the US dollar. The functional currency of the Company’s subsidiaries in the PRC is the RMB. Subsidiary transactions, which are denominated in currencies other than RMB, are translated into RMB at the exchange rate quoted by the People’s Bank of China prevailing at the dates of the transactions. Exchange gains and losses resulting from transactions denominated in a currency other than the RMB are included in statements of income as foreign currency transaction gain or loss.

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

The foreign exchange rates used in the translation were as follows:

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2012	2011	2012	2011	2011
RMB/US$ exchange rate	$0.1574	$0.1547	$0.1574	$0.1547	$0.1589
Average RMB/US$ exchange rate	0.1580	0.1538	0.1582	0.1528	0.1547

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

The Company has significant exposure to the fluctuation of raw materials and energy. The Company does not enter into any commodity contracts or other financial derivatives to hedge these risks.  In addition, the Company is subject to the cyclical nature of the steel industry and the current economic and political environment as it relates to steel production in China. There are many factors of the business which are impacted by prevailing market conditions, specifically, a change in the raw material and energy product pricing environment, rise or decline, will influence our inventory levels, purchasing decisions and will, ultimately, all have an impact on the Company’s gross profit and operating results. Management’s operational decisions are a direct response to the market and as such will change as market conditions change. However, an unfavorable cyclical impact and/or economic and political factors that could have a negative impact on our business can occur rapidly and be difficult for management to predict and mitigate.

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

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property. These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available. As of June 30, 2012, the Company has not experienced any uninsured losses from injury to others or other losses.

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

In December 2011, FASB issued ASU No. 2011−12, “Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011−12”).  Among the new provisions in ASU 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); however this reclassification requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date. All other provisions of ASU 2011-5 were retrospectively adopted on January 1, 2012.

3.	Bank Notes Receivable

Bank notes receivable are highly liquid negotiable instruments issued by banks in the PRC on behalf of Hongri’s customers.  These notes typically have maturities between one to six months.  With these bank notes, The Company can: (a) redeem the notes for face value at maturity, (b) endorse the notes to the Company’s vendors as a form of payment instrument at full value, or (c) factor the notes to a bank.  In the event that the Company factors these notes to a bank, it will record as interest expense the difference between cash received and the face value of the note. The Company believes all of the notes are fully realizable and has not recorded any reserves as of June 30, 2012 and December 31, 2011, respectively.

4.	Accounts Receivable

Accounts receivable at June 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Accounts receivable	$12,512,360	$21,383,735
Allowance for doubtful accounts	(396,730)	(521,466)
Accounts receivable, net	$12,115,630	$20,862,269

5.	Inventories

Inventories at June 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Raw materials	$533,831	$172,372
Finished products	8,481,623	12,004,416
Spare parts	4,787,936	3,963,148
Total	$13,803,390	$16,139,936

6.	Machinery and Equipment, Net

Machinery and equipment stated at cost less accumulated depreciation at June 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Machinery and equipment	$247,399,865	$246,906,365
Auxiliary facilities	3,000,027	3,028,424
Transportation equipment	559,206	552,288
Office equipment	34,978	34,087
Electronic equipment	36,396	36,741
Subtotal	251,030,472	250,557,905
Accumulated depreciation	(82,351,189)	(70,520,287)
Construction in progress	8,437,509	2,887,029
Total	$177,116,792	$182,924,647

7.	Restricted Cash

Restricted cash consisted of the following at June 30, 2012 and December 31, 2011.

	2012	2011
Bank deposit as part of collateral to bank notes payable	$4,879,710	$3,019,100
Bank deposit as part of collateral to working capital loan	2,361,150	2,383,500
Total	$7,240,860	$5,402,600

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

8.	Obligations Under Capital Leases – Related Parties

The Company accounts for its related party leases with YBS and its affiliates as capital leases under ASC 840 because YBS has the ability to extend the length of the terms of all of the leases whenever they see fit. Therefore, the leases meet the requirement for capitalization of assets as the term is expected to be greater than 75% of the useful life of the asset. Typically, the terms of the lease are based on YBS’s costs. The value of the capitalized assets have been calculated to be the present value of all lease payments over the stated term using the Company’s bank borrowing rates. Should YBS extend any of the leases, the Company will re-calculate the value of the capitalized lease based on the renewed terms and record an additional asset upon the occurrence.

In December 2007, the Company entered into a lease agreement with YBS Group to lease 956 mu (approximately 157.5 acres) of land as its manufacturing site. The rent for the first three years was waived per lease agreement. The annual lease payment is RMB 1,434,450 (approximately $225,797) which commenced in 2011. The average lease payment is RMB 1,291,005 (approximately $203,217) per annum. The lease is set to expire on December 31, 2037. The present value of the total lease payments at inception was RMB 12,703,147 (approximately $1,999,602 at the current exchange rate), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2007, the Company entered into a lease agreement with YBS Group to lease the manufacturing building of Plate-Rolling I. The annual lease payment is RMB 3,522,211 (approximately $554,431) commencing on January 1, 2008. The lease is set to expire on December 31, 2017. The present value of the total lease payments at inception was RMB 23,816,623 (approximately $3,748,975 at the current exchange rate), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2007, the Company entered into a lease agreement with Hongrong, a related party, to lease the manufacturing building of Steel-Making I. The annual lease payment is RMB 1,210,716 (approximately $190,579) commencing on January 1, 2008. The lease is set to expire on December 31, 2017. The present value of the total lease payments at inception was RMB 8,186,666 (approximately $1,288,663 at the current exchange rate), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2009, the Company entered into a lease agreement with YBS Group to lease the manufacturing building of Steel-Making II. The annual lease payment is RMB 107,469 (approximately $16,917) commencing on January 1, 2010. The lease is set to expire on December 31, 2019. The present value of the total lease payments at inception was RMB 793,198 (approximately $124,857 at the current exchange rate), which was calculated with a discount rate of 5.94%, a PRC long term borrowing rate in December 2009.

In November 2009, the Company entered into a lease agreement with Hongrong to lease the manufacturing building of Bar-Rolling III. The annual lease payment is RMB 758,503 (approximately $119,396) commencing on January 1, 2010. The lease is set to expire on December 31, 2019. The present value of the total lease payments at inception was RMB 5,598,552 (approximately $881,268 at the current exchange rate), which was calculated with a discount rate of 5.94%, a PRC long term borrowing rate in December 2009.

As of June 30, 2012, future minimum rental payments applicable to the above non-cancelable capital leases with remaining terms in excess of one year were as follows:

June 30,	Capital Leases
2013	$1,107,119
2014	1,107,119
2015	1,107,119
2016	1,107,119
2017	1,107,119
Thereafter	5,342,117
Total minimum lease payments	10,877,712
Less amount representing interest	(4,385,581)
Present value of net minimum lease payments	6,492,131
Less current obligations	(614,009)
Long-term obligations	$5,878,122

9.	Bank Notes, Bank Loan Payable, Private Loan and Short Term Loan Payable – Related Party

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

Bank and Private Loan Payable

Bank and private loans at June 30, 2012 and December 31, 2011 consisted of the following:

		2012	2011
To Credit Union
Interest at 6.10%, payable March 29, 2012	(a)	$-	$3,019,100
Interest at 13.12%, payable September 19, 2012	(b)	2,990,790	3,019,100
Interest at 7.93%, payable September 25, 2012	(c)	2,990,790	-
To Raiffeisen Bank International AG Beijing Branch
Interest at 7.93%, due by February 27, 2012	(e)	-	28,602,000
Interest at 8.78%, due varied from July to August, 2012	(f)	18,889,200	-
To a Private Loan
Interest at 10.50%, payable January 10, 2013	(d)	1,243,539	-
Total Short Term Bank Loans		$26,114,319	$34,640,200

(a)
On September 30, 2011, the Company received a RMB 19,000,000 ($3,019,100) short-term borrowing from Credit Union. The loan was a “working capital” loan that bears interest at 6.10% per annum and was repaid on March 23, 2012.

(b)
On September 22, 2011, the Company received a RMB 19,000,000 ($2,990,790, translated at June 30, 2012 exchange rate; $3,019,100 translated at December 31, 2011 exchange rate) short-term borrowing from Credit Union. The loan is a “working capital” loan that bears interest at 13.12% per annum and is due on September 19, 2012. The loan is secured by the equipment of Hongrong, a related party.

(c)
On March 26, 2012, the Company received a RMB 19,000,000 ($2,990,790) short-term borrowing from Credit Union. The loan is a “working capital” loan that bears interest at 7.93% per annum and is due on September 25, 2012. The loan is secured by the equipment of Hongri.

Total value of equipment secured for above mentioned bank loans is RMB 70,967,104 ($11,170,932).

(d)	On January 20, 2012, the Company received a RMB 7,900,000 ($1,243,539) short-term borrowing from a private lender. The loan bore interest of 10.50% per annum and is due on January 10, 2013.

(e)
On June 28, 2011, Hongri entered into a revolving loan agreement (the “Agreement”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The Agreement provides for a revolving credit facility in an aggregate principal amount of   RMB 180,000,000 (approximately $28,602,000 translated at the rate of December 31, 2011) which used as working capital. Each borrowing could not exceed 180 days or days the Bank agreed during the Agreement period.

(f)
On August 24, 2011, Hongri deposited RMB 15,000,000 ($2,361,150) into Raiffeisen to execute the revolving loan agreement, which was recorded as restricted cash. On August 31, 2011, the Company received the first borrowing RMB 180,000,000 ($28,602,000) which was due by February 27, 2012. The Company repaid its outstanding balance as of February 24, 2012.  Upon the repayment, the Company acquired the second borrowing in the total amount of RMB 180,000,000 from Raiffeisen Bank. The second borrowing was due by varied from July to August 2012. On June 27, 2012, the Company repaid RMB 60,000,000 ($9,444,600, translated at the rate of June 30, 2012). The remaining balance of RMB 120,000,000 ($18,889,200) has been fully repaid as of August 9, 2012 (RMB 50,000,000 repaid in July and RMB 70,000,000 repaid in up through August 9).

Pursuant to the Agreement, borrowings will bear interest at 130% of the benchmark rates of similar loans published by the People’s Bank of China. Based on the current benchmark interest rate for a six months loan, the first borrowing bears the interest of 7.93% and the second borrowing bears the interest of 8.78%.  The interest is calculated on the daily basis and shall be paid on the 20th of the last month of each quarter. The borrowings are secured substantially by the following: all machinery and equipment of Hongri; inventories of  Hongri and Hongrong with a value of not less than RMB 75,000,000 (approximately $11,805,750); a security deposit of RMB 15,000,000 (approximately $2,361,150) into the Raiffeisen bank as a collateral; corporate guaranty from Hebei Wu’an Yuanbaoshan Industry Group Co., Ltd. (“YBS group”), a majority shareholder of Hongri; and personal guaranty from Mr. Beifang Liu, Chairman of YBS group and Mr. Shenghong Liu, Chairman and Chief Executive Officer of the Company.

Short Term Loan Payable – Related Party

During 2011, the Company borrowed RMB 11,000,000 from a related party, Mr. Maisheng Liu, a senior manager of the Company. During the six months ended June 30, 2012, the Company borrowed additional RMB 11,860,000 ($1,876,489) from Mr. Maisheng Liu and returned total of RMB 22,860,000 ($3,616,909) to Mr. Liu.
On June 28, 2012, the Company borrowed RMB 1,000,000 ($157,410) from Mr. Beifang Liu, director of the Company, and RMB 4,000,000 ($629,640) from Mr. Maisheng Liu, brother of the CEO of the Company. These payables were interest free and due on demand.

The weighted average short term loan balance consisting of financial institution and private loans and Binchang Liu, Beifang Liu and Maisheng Liu loans was $18,174,535 and $4,776,468 as of June 30, 2012 and 2011, , respectively. The weighted average interest rate for short term loan was 8.81% and 8.29% for the six months ended June 30, 2012 and 2011, respectively.

10.	Taxes Payable

Tax payables at June 30, 2012 and December 31, 2011 consisted of:

	2012	2011
PRC corporation income tax	$362,004	$1,602,160
Other taxes payable	174,208	266,726
Total	$536,212	$1,868,886

See Note 13.

11.	Related Party Transactions

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

As of June 30, 2012 and December 31, 2011 advances to related parties and accounts payable - related parties consisted of:

Advances to Related Parties

Name of related parties	2012	2011
YBS Group	$-	$21,075,317
Hongrong	118,019,071	56,340,968
Cement Plant	68,545	-
Total Advances to Related Parties	$118,087,616	$77,416,285

Accounts Payable - Related Parties

Name of related parties	2012	2011
YBS Group	$(41,758)	$-
Baoye	(381,531)	(56,447)
Ore Treatment	(3,120)	(3,149)
Cement Plant	-	(124,851)
Total Accounts Payable - Related Parties	$(426,409)	$(184,447)

The balance of advances to YBS group, a parent company, was $0 and $21,075,317 as of June 30, 2012 and December 31, 2011, respectively. YBS Group is a parent company. It provides various services to the subsidiary companies, such as market and industrial information, public relationship, various government agents’ relationship, coordination the production and purchase for subsidiaries and so on. Advances to YBS Group were in connection with the purchase of iron and supplementary materials used in Hongrong’s production, a motlen iron supplier of Hongri. The balance of advance to YBS Group will be returned or credited for YBS Group’s other services provided to the Company.

YBS group charged a service fee based on applicable itemized expenses and fixed service fee. Commencing in 2010, YBS Group charged 0.1% of current year revenue of Hongri as a fixed service fee. Service fees consisted of management salaries, training, consultations, common areas charges and other fees. Management believes that 0.1% of revenue is a reasonable charge method. The Company estimated that this service fee would be similar or marginally higher if the same services had been provided by third parties. In addition to the fixed service fee, the Company will charge itemized services and expenses to the Company if such service and expenses are incurred. The services fees were $705,826 and $216,779 for the three months ended June 30, 2012 and 2011, respectively, and $882,909 and $403,449 for the six months ended June 30, 2012 and 2011, respectively. Among the second quarter services fees, $560,254 was an itemized expenses in connection with the refinancing of RMB 180 million loan from Raiffeisen Bank. Executive officers’ salaries were stand-alone expenses. Such expenses were $15,741 and $15,378 for the three months ended June 30, 2012 and 2011, respectively, and $31,620 and $30,649 for the six months ended June 30, 2012 and 2011, respectively.

During six months ended June 30, 2012, the Company repaid its $41,958,329 equipment loans to YBS group by offsetting its previous and current advanced fund to YBS group.  In the same period, the Company also repaid $16,513,794 equipment loan to Hongrong by offsetting its current advanced fund to Hongrong.

Purchases from related parties

Hongri purchased raw materials from the above-mentioned related parties and had advances and accounts payable to these related parties in the routine business operations. It is a common practice in China that a vendor or supplier requires an advance payment before the shipment of merchandise. Company advance to the related parties enable these related parties to pay partial amounts in advance to their vendors or suppliers. Most of these advances related to the purchase of raw material and other supplies in routine business and were short term in nature. These advances are interest free. The balance of advances to Hongrong, the Company’s major molten iron supplier, was $118,019,071 and $56,340,968 as of June 30, 2012 and December 31, 2011, respectively.

Accounts payable to related parties represents an unsettled amount in the normal course of business. These payables were short term in nature. Total payables to related parties was $426,409 and $184,447 as of June 30, 2012 and December 31, 2011, respectively.

For the three months ended June 30, 2012, the Company purchased $62,387,883 (145,856 metric tons) molten iron and steel iron and $7,891,309 gas, electricity and other materials from Hongrong. For the six months ended June 30, 2012, the Company purchased $174,040,917 (403,752 metric tons) molten iron and steel iron and $12,877,915 gas, electricity and other materials from Hongrong. During the three and six months ended June 30, 2011, the Company purchased $178,091,530 (377,459 metric tons) and $330,086,201 (714,381 metric tons), respectively, of molten iron from Hongrong.

Sales to related parties

During the three and six months ended in June 30, 2012, the Company’s sales of its products to YBS Group amounted to $1,897,474 and $4,211,704, respectively. During the three and six months ended June 30, 2011, the Company’s sales of its products to YBS Group amounted to $21,285,432 and $21,285,432, respectively. YBS acts as a distributor of steel products for the Company and all sales are final. The only right of return is for defective steel products and the Company has not experienced any returns in the past years of operations. The steel products are picked up directly by YBS’ customers at which time the Company recognizes the sale. The Company has determined these sales should be recorded on a gross basis based on the following analysis: upon shipment all risks of ownership transfer to YBS’ customers and the Company does not bare any additional risks and YBS has all of the collection risk from its customers.

Accounts receivable from YBS Group were $0 as of June 30, 2012 and December 31, 2011, respectively.

During the three and six months ended June 30, 2012, the Company sold $1,229,212 and $3,490,195 steel products to Hongrong, which were used in Hongrong’s blast furnace constructions. The Company also sold $1,090,065 and $2,095,645 by-products to Hongrong for the three and six months ended June 30, 2012, respectively, which were re-used in manufacturing of molten iron.

During three and six months ended June 30, 2012, the Company sold $0 and $8,987 steel products to Baoye.

Equipment purchased from related parties

See Note 12 Equipment Loans Payable – Related Parties.

Loan from related party

See Note 9 Bank Notes, Bank Loan Payable and Short Term Loan Payable – Related Party

Leases from related parties

See Note 8 Obligations Under Capital Lease – Related Parties

12.	Equipment Loans Payable – Related Parties

Equipment loan payables – related parties at June 30, 2012 and December 31, 2011 consisted of:

Equipment Loans Payable	2012	2011

Equipment loan - YBS Group payable	$3,896,141	$46,071,679
Equipment loan - Hongrong payable	-	16,584,767
Total equipment loans payable	3,896,141	62,656,446
Less: current portion	(3,896,141)	(11,562,752)
Long-term payable	$-	$51,093,694

On November 30, 2007, the Company purchased Plate-Rolling I production line and related auxiliary equipment from YBS Group at a price of RMB 191,163,559 (approximately $26,208,524 translated at the historical exchange rate), which was at cost, and carryover basis of YBS group. YBS Group provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bears interest at 5% per annum, and has a fixed repayment schedule at RMB 17,973,455 (approximately $2,829,202 at the June 30, 2012 exchange rate) per annum (payable at the end of the year). On March 31, 2012 the Company repaid $16,511,998 equipment loan to YBS group by offsetting its previous advanced fund to YBS group. The remaining unpaid loan balance of $2,373,735 was paid on June 30, 2012 by offsetting its previous and current advanced fund to YBS group.

On November 30, 2009, the Company purchased Steel-Making II production line and related auxiliary equipment from YBS Group at a price of RMB 243,811,599 (approximately $35,718,399 at the historical exchange rate), which was at cost, and carryover basis of YBS Group. YBS Group provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bears interest at 5% per annum, and has a fixed repayment schedule at RMB 24,380,000 (approximately $3,837,656 at June 30, 2012 exchange rate) per annum (payable at the end of the year). On June 30, 2012 the Company repaid $22,969,275 equipment loan to YBS group by offsetting its previous advanced fund to YBS group. The remaining unpaid loan balance is $3,896,141.

On November 30, 2007, the Company purchased Steel-Making I production line and related auxiliary equipment from Hongrong at a price of RMB 326,028,440 ($44,698,499 translated at the historical exchange rate), which was at cost, and carryover basis of Hongrong. Hongrong provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bears interest at 5% per annum, and has a fixed annual repayment schedule at RMB 30,414,021 (approximately $4,787,471 at June 30, 2012 exchange rate) per annum (payable at the end of the year). On March 31, 2012, the Company repaid the remaining $16,540,931 equipment loan balance to Hongrong by offsetting its current advanced fund to Hongrong.

For the three and six months ended June 30, 2012, the Company recorded interest expense and paid interest totaling $366,766 and $941,140 to YBS Group, respectively. For the three months and six months ended June 30, 2011, the Company recorded interest expense and paid interest totalling $638,754 and $1,270,114 to YBS Group, respectively.

For the three and six months ended June 30, 2012, the Company recorded interest expense and paid interest totaling $0 and $206,762 to Hongrong, respectively. For the three and six months ended June 30, 2011, the Company recorded interest expense and paid interest totalling $259,093 and $515,187) to Hongrong, respectively.

13.	Income Tax

The provision for income tax arose from income tax incurred and or paid to the Chinese tax agent.

Hongri is subject to the PRC’s 25% standard enterprise income tax. However, in 2007, the Company applied for a foreign investment enterprise exemption, and the application was approved by the local tax authority. The Company is entitled to a tax holiday of full (100%) income tax exemption for two (2) years starting from the first profitable year of 2008 through 2009 and then a 50% reduction in income tax for additional three (3) years from the year of 2010 to 2012.

Nuosen is subject to the PRC’s 25% standard enterprise income tax.

Foreign pretax earnings were $2,378,265 and $12,744,502 for the three months ended June 30, 2012 and 2011, respectively, and $8,368,759 and $21,095,419 for the six months ended June 30, 2012 and 2011, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At June 30, 2012, approximately $164,914,000 of accumulated unadjusted earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S federal corporation income tax rate of 34%, an additional tax of $47,136,000 approximately would have to be provided if such earnings were remitted currently.

The following table reconciled the US statutory rates to the Company’s effective rate for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

US statutory tax rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in US	-34.0%	-34.0%	-34.0%	-34.0%
China income tax rate	12.5%	12.5%	12.5%	12.5%
Non-deductible expenses	3.9%	2.1%	4.9%	1.8%
Effective rate	16.4%	14.6%	17.4%	14.3%

CIS and Northern were incorporated in the United States and have incurred net operating loss for income tax purpose in the past years and current period. As of June 30, 2012, the Companies had loss carry forwards of approximately $1,640,000 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2030 and 2031. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of June 30, 2012 and December 31, 2011 were approximately $557,000 and $411,000, respectively.

The Company did not have any significant temporary differences relating to deferred tax liabilities as of June 30, 2012 and December 31, 2011.

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

The Company evaluated its tax positions, and as of June 30, 2012 and December 31, 2011. No uncertain tax position has been identified.

14.	Commitments and Contingencies

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

As of June 30, 2012 and December 31, 2011, the Company had no pending litigation.

15.	Major Customers and Vendors

For the three months ended June 30, 2012 and 2011, there were two (2) major customers that accounted for approximately 33% and 40% of the Company’s total sales, respectively. Each of major customer accounted 18% and 15% of total sales for three months ended June 30, 2012, and 21% and 19% of total sales for the three months ended June 30, 2011, respectively.

For the six months ended June 30, 2012 and 2011, there were two (2) major customers that accounted for approximately 38% and 39% of the Company’s total sales, respectively. Each of major customer accounted 20% and 18% of total sales for six months ended June 30, 2012, and 21% and 18% of total sales for the six months ended June 30, 2011, respectively.

For three months ended June 30, 2012, 52% of the total Company’s purchase was from Hongrong, and 41% of the total purchase was from an unrelated party. For the comparable period of 2011, 97% of the total purchases were from Hongrong. No purchase from other vendors was over 5%.

For six months ended June 30, 2012, 64% of the total Company’s purchase was from Hongrong, and 32% of the total purchase was from an unrelated party. For the comparable period of 2011, 98% of the total purchases were from Hongrong. No purchase from other vendors was over 5%.

16.	Major Products Lines

The Company operates in one industry segment and in one geographic region, which is the PRC. Revenues and costs of goods sold by major products for the three and six months ended June 30, 2012 and 2011 consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2012	2011	2012	2011
Steel plates	$101,296,170	$171,365,525	$165,592,905	$297,463,703
Steel bars/steel wires	42,007,530	929,023	104,954,351	929,023
Steel billets	-	38,942,893	47,067,680	96,141,828
Byproducts and others	2,268,669	5,561,860	4,986,081	9,789,563
Total Revenues	$145,572,369	$216,799,301	$322,601,017	$404,324,117

	Three Months Ended June 30,		Six Months Ended June 30,
Costs of Revenue	2012	2011	2012	2011
Steel plates	$101,522,232	$165,336,000	$167,211,256	$289,034,679
Steel bars/steel wires	39,060,294	923,762	98,669,634	923,762
Steel billets	-	36,130,271	42,308,554	89,529,865
Others	194,465	-	792,112	-
Total Cost of Revenue	$140,776,991	$202,390,033	$308,981,556	$379,488,306

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Profit Margin	2012	2011	2012	2011
Steel plates	-0.22%	3.52%	-0.98%	2.83%
Steel bars/steel wires	7.02%	0.57%	5.99%	0.57%
Steel billets	-	7.22%	10.11%	6.88%
Total Gross Profit Margin	3.29%	6.65%	4.22%	6.14%

The Company sold 182,554 and 272,990 metric tons of steel plates for the three months ended June 30, 2012 and 2011, respectively. The Company sold 296,376 and 481,734 metric tons of steel plates for the six months ended June 30, 2012 and 2011, respectively.

The Company sold 70,936 metric tons of steel wire for the three months ended June 30, 2012. There were no steel wire sales in the same period of 2011. Instead, the Company sold 1,653 metric tons of steel bars. The Company sold 181,571 metric tons of steel wire for the six months ended June 30, 2012. There were no steel wire sales in the same period of 2011. Instead, the Company sold 1,653 metric tons of steel bars.

The Company sold 0 and 66,066 metric tons of steel billets for the three months ended June 30, 2012 and 2011, respectively. The Company sold 85,602 and 166,354 metric tons of steel billets for the six months ended June 30, 2012 and 2011, respectively.

17.	Subsequent Events

During July 2012, Hongri entered into a new revolving credit facility, which is to be used as working capital only, from Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The new revolving credit facility provides an aggregate principal amount of RMB 120,000,000 ($18,889,200 translated at the rate of June 30, 2012). The credit facility bears interest rate of 7.3136% and due on September 28, 2012. As of August 10, 2012, the Company used RMB 84,000,000 ($13,222,440 translated at the rate of June 30, 2012) of total credit line.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.

On August 1, 2010, China Industrial Steel Inc. (“CIS” or the “Company”), through Northern Steel Inc. (“Northern”) and its wholly owned foreign enterprise, Nuosen (Handan) Trading Co., Ltd (“Nuosen”), entered into Entrusted Management Agreement, Exclusive Option Agreement, and Covenants Agreement (collectively, the “Entrusted Agreements”) with Handan Hongri Metallurgy Co., Ltd. (“Hongri”) and shareholders of Hongri, Hebei Wu’an Yuanbaoshan Industry Group Co., Ltd (“YBS Group”) and Fakei Investment (Hong Kong) Ltd (“Fakei”). The effect of the Entrusted Agreements is to cede control of management and economic benefits of Hongri to Nuosen. As a consideration, CIS issued 44,083,529 restricted shares of its common stock, par value $0.0001, to Karen Prudente, a nominee and trustee for YBS Group for entering into the Entrusted Agreements with Nuosen. CIS also issued 17,493,463 restricted shares of its common stock to Fakei in consideration for Fakei entering into the Entrusted Management Agreement with Nuosen.

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

CIS through Hongri, its operating company in China, produces and sells steel plates, steel wires, steel bars and steel billets. The Company currently operates from its headquarters on approximately 1,000 acres in Handan City, Hebei Province, China. Most of the Company’s products are sold domestically in China.

The Company completed construction of steel production phase II in 2009, which increased steelmaking capacity to 2.3 million metric tons in 2009 from 1.3 million tons in 2008. Annualized production of steelmaking to total capacity utilization rate was approximately 40% and 62% for the three months ended June 30, 2012 and 2011, respectively. Annualized production of steelmaking to total capacity utilization rate was approximately 48% and 59% for the six months ended June 30, 2012 and 2011, respectively. The decrease in capacity utilization rate resulted from lacking of market demand.

In addition to steelmaking capacity, the Company currently has 2 million metric tons of steel rolling production capacity (including steel plate and steel bar production). Annualized production of steel rolling to total capacity utilization rate was approximately 50% and 55% for the three months ended June 30, 2012 and 2011, respectively. Annualized production of steel rolling to total capacity utilization rate was approximately 47% and 48% for the six months ended June 30, 2012 and 2011, respectively.

Due to the nature of its business, the Company has significant exposure to the fluctuation of raw materials and energy prices as part of its normal operations. There are many factors of our business which are impacted by prevailing market conditions, specifically, a change in the raw material and energy pricing environment will influence our inventory levels and purchasing decisions which will, ultimately, impact our realized gross margin. The Company’s management operational decisions are a direct response to the market and, as such, will change as market conditions change. The Company does not undertake any hedging strategies to mitigate the fluctuation of market price. Therefore, the fluctuation of commodity price will have a direct impact on our operations through the price change in local steel market.

The steel industry has been facing various challenges nationally since 2008. In 2008, iron ore prices increased dramatically and cost of revenue increased accordingly. In 2009, the supply of steel products exceeded the demand for steel products and in general, inventories increased consequently. In 2010, the Chinese government announced new targets for consolidation in the steel industry to close out small size steel manufacturers nationally in order to clean up excessive production capacities and to increase efficiency of energy usage and reduce pollution. In 2011, the output of steel production in China increased 8.9%, which caused the surplus of steel inventory nationwide for 2012. At the end of June 2012, Chinese comprehensive price index of steel products, an index used for market demand, decreased 14.43% compared to the same period of 2011. During the six months ended June 2012, it was estimated by Association of Chinese Steel Industry that 34% of steel manufacturers were experiencing losses. The recovery of the steel market is still uncertain and will largely depend on the recovery of the world’s economy in the second half of 2012. The weakened steel industry had a material negative impact on the Company’s operation results for the three and six months ended June 30, 2012.

The Company subcontracted Wu'an Hongrong Iron & Steel Co. Ltd (“Hongrong”), a related party, to process molten iron prior to February 2010. Beginning from February 2010, the Company terminated the subcontracting relationship with Hongrong and began purchasing processed molten iron from Hongrong at the prevailing market price in the local iron market, in accordance with a supply agreement. This change had no material impact on our gross profit since the subcontracting fees paid was commensurate with the gross profit of manufacturing molten iron in the local market.

For the three months ended June 30, 2012, 52% of the Company’s total purchase was from Hongrong, and 41% of the total purchase was from an unrelated party. For the comparable period of 2011, 97% of the total purchases were from Hongrong. No purchase from other vendors was over 5%. For the six months ended June 30, 2012, 64% of the total Company’s purchase was from Hongrong, and 32% of the total purchase was from an unrelated party. For the comparable period of 2011, 98% of the total purchase was from Hongrong. No purchase from other vendors was over 5%. The decrease in purchase form Hongrong was mainly due to the maintenance of current blast furnace in Hongrong.

For the three months ended June 30, 2012 and 2011, there were two (2) major customers that accounted for approximately 33% and 40% of the Company’s total sales, respectively. Each of the major customers accounted for 18% and 15% of the total sales for the three months ended June 30, 2012, and 21% and 19% of total sales for the three months ended June 30, 2011, respectively. For the six months ended June 30, 2012 and 2011, there were two (2) major customers that accounted for approximately 38% and 39% of the Company’s total sales, respectively. Each of the major customers accounted for 20% and 18% of total sales for six months ended June 30, 2012, and 21% and 18% of total sales for the six months ended June 30, 2011, respectively.

Results of Operations for the Three Months Ended June 30, 2012 and 2011

Comparison of Revenue for the Three Months Ended June 30, 2012 and 2011

	2012		2011
Products	Revenue	Quantity (Ton)	Revenue	Quantity (Ton)
Steel plates	$101,296,170	182,554	$171,365,525	272,990
Steel wires	42,007,530	70,936	-	-
Steel bars	-	-	929,023	1,653
Steel billets	-	-	38,942,893	66,066
Byproducts	2,268,669	-	5,561,860	-
Products Total	$145,572,369	253,490	$216,799,301	340,709

Total sales for the three months ended June 30, 2012 were $145,572,369, a decrease of $71,226,932, or 33%, compared to $216,799,301 in the comparable period in 2011. Approximately $13.3 million, or 19% of the decrease was due to a decrease in the average sales price and 81% was due to decrease in the quantity sold offset by the new steel wire products.

Revenue from steel plates was $101,296,170 in the three months ended June 30, 2012, a decrease of $70,069,355, or 41% compared to $171,365,525 in the three months ended June 30, 2011. The Company sold 182,554 tons of steel plates in the three months ended June 30, 2012, a decrease of 90,436 ton or 33%, compared to 272,990 tons in the three months ended June 30, 2011. The Company reduced its production of steel plates in the quarter ended June 30, 2012 due to lack of market demand. The average unit sales price of steel plates was approximately $555 per ton during the three months ended June 30, 2012, a decrease of $73 per ton, or 12%, from $628 in the comparable period in 2011.

In the third quarter of 2011, the Company modified steel bar production line to produce steel wires to adapt to the market demand. During three months ended June 30, 2012, the Company sold 70,936 metric tons of steel wires, which generated revenue of $42,007,530. There was no steel bar production in three months ended June 30, 2012. In the comparable period of 2011, the Company sold 1,653 metric tons of steel bars with revenue of $929,023.

Revenue from steel billets was $0 in the three months ended June 30, 2012, compared to 66,066 metric tons and revenue of $38,942,893 in the comparable period of 2011. Steel billets are semi-finished products that can be used to produce steel plates, steel bars and steel wires with further processing, or sold directly on the market. The Company sold no steel billets in the three months ended June 30, 2012, which was mainly attributable to a relative low customer demand and down market condition.

Byproducts consist of the reselling of offcuts of steel plates, steel drop and oxygen gas. Byproducts sales were $2,268,669 in the three months ended June 30, 2012, a decrease of $3,293,191, or 59%, compared to $5,561,860 in the comparable period of 2011. The Company does not sell its byproduct in its regular daily sales activities. The sales of byproducts depend on the market condition as byproducts may be reused as raw materials in our production.

Comparison of Cost of Revenue for the Three Months Ended June 30, 2012 and 2011

Costs of Revenue	2012	2011
Steel plates	$101,522,232	$165,336,000
Steel wires	39,060,294	-
Steel bars	-	923,762
Steel billets	-	36,130,271
Others	532,943	-
Total Cost of Revenue	$141,115,469	$202,390,033

Gross Profit Margin	2012	2011
Steel plates	-0.22%	3.52%
Steel wires	7.02%	-
Steel bars	-	0.57%
Steel billets	-	7.22%
Total Gross Profit Margin	3.06%	6.65%

Cost of revenue totaled $141,115,469 for the three months ended June 30, 2012, a decrease of $61,274,564, or 30% compared to $202,390,033 in the comparable period of 2011. Of the decreased cost of revenue, approximately $9 million or 15% of the decrease was due to the decrease in raw material prices. The remaining 85% of the decrease was due to a decrease in production quantities offset by the increase of cost of steel wires. Gross profit margin was 3.06% in the three months ended June 30, 2012, a decrease of 3.59 percentage points, compared to 6.65% in the same period of 2011. The decrease in gross profit margin resulted mainly from decreased sales price of steel products.

The Company does not buy any commodity products to hedge the fluctuation of market price. However, the fluctuation of commodity prices will have a direct impact on our operation and operation results through the price changes in the local steel market. The average cost of revenue of steel plates was approximately $556 per ton in the three months ended June 30, 2012, a decrease of $50 per ton, or 8%, from $606 in the comparable period of 2011. The average cost of revenue of steel wires was approximately $551 per ton in the three months ended June 30, 2012. There was no sale of steel bars and steel billets during the three months ended June 30, 2012. In the comparable period of 2011, the average cost of revenue of steel billets was $547 per ton and the average costs of revenue of steel bars was $559 per ton. The Company actively manages the production volume and type of steel products manufactured to maximize net profit in response to the fluctuations in market conditions.

Comparison of Operating Expenses for the Three Months Ended June 30, 2012 and 2011

Selling, General and Administrative expenses consist of allowance for bad debts, selling expenses, professional service fees and other general and administrative expenses. Total operating expenses were $1,001,803 in the three months ended June 30, 2012, an increase of $372,964, or 59%, compared to $628,839 in the comparable period of 2011. Operating expenses – non related parties was $295,977 in the three months ended June 30, 2012, a decrease of $116,063, or 28%, compared to $412,040 in the comparable period of 2011. The decrease in operating expenses – non related parties was mainly attributable to $258,058 decrease in allowance for impairment of advance to suppliers, which was offset by $151,065 increase in allowance for doubtful accounts receivable. The Company made an allowance for potentially forfeited advances to suppliers based on aging commenced from the quarter ended March 31, 2012. The Company incurred $153,170 of professional service and consulting fees in the three months ended June 30, 2012, while such fees were $226,028 in the comparable period of 2011. The Company expects that professional service fees will increase as a result of the Company’s effort to be listed on the US security market.

The operating expenses – related parties were $705,826 in the three months ended June 30, 2012, an increase of $489,027, or 226%, compared to $216,799 in the comparable period of 2011. The operating expenses – related parties represented service fees charged by YBS Group. YBS Group owns 70% of the equity interest of Hongri. It provides various services to its subsidiary companies, including market and industrial information, public relationship, various government agents’ relationship, coordination of recycling of byproducts among the subsidiaries and executive officers’ salaries. YBS group charged a service fee based on countable expenses and fixed service fees. Commencing in 2010, YBS Group charged a fixed service fee of 0.1% of Hongri’s revenue. Service fees consisted of management salaries, trainings, consultations, common area charges and other fees. The management believes that 0.1% of revenue is a reasonable fixed service fee charge and the Company estimates that the service fee would be similar or marginally higher if the services had been provided by third parties. In addition to the fixed service fee, YBS Group will charge itemized services and expenses to the Company if such services are provided and such expenses are incurred. Of the service fees charged for the quarter ended June 30, 2012, $560,254 was an itemized charge in connection with the refinancing of the RMB 180 million loan from Raiffeisen Bank. Executive officers’ salaries were stand-alone expenses. Such expenses were $15,741 and $15,378 for the three months ended June 30, 2012 and 2011, respectively.

Comparison of Other Expenses for the Three Months Ended June 30, 2012 and 2011

Other expenses consist of interest expense and interest income. Total net other expenses were $1,242,578 in the three months ended June 30, 2012, compared to $1,249,977 in the comparable period of 2011. Interest expense for bank and private borrowings was $921,177 and $124,846 in the three months ended June 30, 2012 and 2011, respectively. The increase of interest expense for bank borrowings mainly resulted from the increase in short-term bank and private loan borrowings and the increase in interest rate. Other interest expense in connection with the related party loans was $323,521 and $1,133,459 in the three months ended June 30, 2012 and 2011, respectively. The decrease in interest expense – related parties resulted from repayments of equipment loans – related parties in the quarter ended June 30, 2012.

Comparison of Income Tax for the Three Months Ended June 30, 2012 and 2011

The income tax of $364,002 and $1,826,243 for the three months ended June 30, 2012 and 2011, respectively arose from foreign income tax incurred and/or paid to the Chinese tax authority. Hongri is subject to a 25% PRC  standard enterprise income tax. Hongri applied for foreign investment enterprise exemption, and the application was approved by the local tax authority in 2007. Hongri was entitled to a tax holiday of full (100%) income tax exemption starting from the first profitable year of 2008 through 2009 and then a 50% reduction in income tax for additional three (3) years commencing 2010. The reduced income tax rate is 12.5% for the years ended December 31, 2010, 2011 and 2012.

Comparison of Net Income for the Three Months Ended June 30, 2012 and 2011

Net income totaled $1,848,517 in the three months ended June 30, 2012, a decrease of $8,855,692, or 83%, compared to the net income of $10,704,209 in the comparable period of 2011. The decrease of net income was attributable primarily to a decrease in revenue, gross profit margin and an increase in selling, general and administrative expenses as discussed above.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

Comparison of Revenue for the Six Months Ended June 30, 2012 and 2011

	2012		2011
Products	Revenue	Quantity (Ton)	Revenue	Quantity (Ton)
Steel plates	$165,592,905	296,376	$297,463,702	481,734
Steel wires	104,954,351	181,571	-	-
Steel bars	-	-	929,023	1,653
Steel billets	47,067,680	85,602	96,141,828	166,355
Byproducts	4,986,081	-	9,789,564	-
Products Total	$322,601,017	563,549	$404,324,117	649,742

Total sales for the six months ended June 30, 2012 were $322,601,017, a decrease of $81,723,100, or 20%, compared to $404,324,117 in 2011. Approximately $19.8 million, or 24% of the decrease was due to a decrease in average sales price and 76% was due to a decrease in quantity sold, offset by new steel wire product.

Revenue from steel plates was $165,592,905 in the six months ended June 30, 2012, a decrease of $131,870,797, or 44% compared to $171,365,525 in the comparable period in 2011. The Company sold 296,376 tons of steel plates in the six months ended June 30, 2012, a decrease of 185,358 tons or 38%, compared to 481,734 tons in the comparable period of 2011. The Company reduced its production of steel plates in the six months ended June 30, 2012 due to lack of market demand. The average unit sales price of steel plates was approximately $559 per ton during the six months ended June 30, 2012, a decrease of $59 per ton, or 10%, from $617 in the comparable period in 2011.

In the third quarter of 2011, the Company modified steel bar production line to produce steel wires to adapt to the market demand. During the six months ended June 30, 2012, the Company sold 181,571 metric tons of steel wire, which generated revenue of $104,954,351. There was no steel bar production in the six months ended June 30, 2012. In the comparable period of 2011, the Company sold 1,653 metric tons of steel bars which generated revenue of $929,023.

Revenue from steel billets was $47,067,680 in the six months ended June 30, 2012, a decrease of 49,074,148, or 51%, compared to $96,141,828 in the comparable period of 2011. The Company sold 85,602 metric tons of steel billets in the six months ended June 30, 2012, a decrease of 80,753 tons, or 49%, compared to 166,355 metric tons in the comparable period of 2011. Steel billets are semi-finished products that can be used to produce steel plates, steel bars and steel wires with further processing, or sold directly in the market. The Company sold less steel billets in the six months ended June 30, 2012, which was mainly attributable to a relative lower customer demand and down market condition.

Byproducts consist of the reselling of offcuts of steel plates, steel drop and oxygen gas. Byproducts sales were $4,986,081 in the six months ended June 30, 2012, a decrease of $4,803,483, or 49%, compared to $9,789,564 in the comparable period of 2011. The Company does not sell its byproducts in its regular daily sales activities. The sales of byproducts depend on the market condition as byproducts may be reused as raw materials in our production.

Comparison of Cost of Revenue for the Six Months Ended June 30, 2012 and 2011

Costs of Revenue	2012	2011
Steel plates	$167,211,256	$289,034,679
Steel wires	98,669,634	-
Steel bars	-	923,762
Steel billets	42,308,554	89,529,865
Others	1,130,590	-
Total Cost of Revenue	$309,320,034	$379,488,306

Gross Profit Margin	2012	2011
Steel plates	-0.98%	2.83%
Steel wires	5.99%	-
Steel bars	-	0.57%
Steel billets	10.11%	6.88%
Total Gross Profit Margin	4.12%	6.14%

Cost of revenue totaled $309,320,034 for the six months ended June 30, 2012, a decrease of $70,168,272, or 18% compared to $379,488,306 in the comparable period of 2011. Approximately $14 million or 20% of the decrease was due to the decrease in raw material prices. The remaining 80% of the decrease was due to a decrease in production quantities, offset by the increase of cost of steel wires. Gross profit margin was 4.12% in the six months ended June 30, 2012, a decrease of 2.02 percentage points, compared to 6.14% in the same period of 2011. The decrease in gross profit margin resulted mainly from decreased sales price of steel products.

The Company does not buy any commodity products to hedge the fluctuation of market price. However, the fluctuation of commodity prices will have a direct impact on our operation and operation results through the price changes in the local steel market. The average cost of revenue of steel plates was approximately $549 per ton in the six months ended June 30, 2012, a decrease of $35 per ton, or 6%, from $684 in the comparable period of 2011. The average cost of revenue of steel billets was $494 per ton in the six months ended June 30, 2012, a decrease of $44, or 8%, from $538 in the comparable period of 2011. The average cost of revenue of steel wires was approximately $543 per ton in the six months ended June 30, 2012. There was no sale of steel bars during the six months ended June 30, 2012. In the comparable period of 2011, the average cost of revenue of steel bars was $559 per ton. The Company actively manages the production volume and type of steel products manufactured to maximize net profit in response to the fluctuations in market conditions.

Comparison of Operating Expenses for the Six Months Ended June 30, 2012 and 2011

Selling, General and Administrative expenses consist of allowance for bad debts, selling expenses, professional service fees and other general and administrative expenses. Total operating expenses were $2,243,965 in the six months ended June 30, 2012, an increase of 981,229, or 78%, compared to $1,262,736 in the comparable period of 2011. Operating expenses – non related parties was $1,361,056 in the six months ended June 30, 2012, an increase of $501,769, or 58%, compared to $859,287 in the comparable period of 2011. The increase in operating expenses – non related parties was mainly attributable to $567,649 increase in allowance for impairment of advance to suppliers, which was offset by $194,601 decrease in allowance for doubtful accounts receivable. The Company made an allowance for potentially forfeited advances to suppliers based on aging commenced from 2012. The Company incurred $423,765 professional service and consulting fees in the six months ended June 30, 2012, such fees were $307,478 in the comparable period of 2011. The Company expects that professional service fees will increase continually as a result of the Company’s effort to be listed in the US security market.

The operating expenses – related parties were $882,909 in the six months ended June 30, 2012, an increase of $479,460, or 119%, compared to $403,449 in the comparable period of 2011. The operating expenses – related parties represented service fees charged by YBS Group. YBS Group owns 70% of the equity interst of Hongri. It provides various services to its subsidiary companies, such as market and industrial information, public relationship, various government agents’ relationship, coordination of recycling of byproducts among the subsidiaries and executive officers’ salaries. YBS group charged a service fee based on countable expenses and fixed service fee. Commencing in 2010, YBS Group charged a fixed service fee of 0.1% of Hongri’s revenue. Service fees consisted of management salaries, trainings, consultations, common areas charges and other fees. The management believes that 0.1% of revenue is a reasonable fixed service fee. The Company estimated that service fee would be similar or marginally higher than current charged fees if the services had been provided by third parties. In addition to the fixed service fee, YBS Group will charge itemized services and expenses to the Company if such services are provided and such expenses are incurred. Of the service fees charged in the six months ended June 30, 2012, $560,254 was an itemized charge in connection with the refinancing of RMB 180 million loan from Raiffeisen Bank. Executive officers’ salaries were stand-alone expenses. Such expenses were $31,620 and $30,649 for the six months ended June 30, 2012 and 2011, respectively.

Comparison of Other Expenses for the Six Months Ended June 30, 2012 and 2011

Other expenses consist of interest expense and interest income. Total net other expenses were $3,098,065 in the six months ended June 30, 2012, compared to $2,764,828 in the comparable period of 2011. Interest expense for bank and private borrowings was $1,866,085, an increase of $1,291,489, or 225%, compared to $574,596 in the six months ended June 30, 2012 and 2011, respectively. The increase of interest expense for bank and private loan borrowings mainly resulted from the increase in short-term bank and private loan borrowings and in increase in interest rate. Other interest expense in connection with the related party loans was $1,286,589 and $2,198,775 in the six months ended June 30, 2012 and 2011, respectively. The decrease in interest expense – related parties resulted from repayments of equipment loans – related parties in 2012.

Comparison of Income Tax for the Six Months Ended June 30, 2012 and 2011

The provision for income tax of $1,384,392 and $2,971,264 for the six months ended June 30, 2012 and 2011, respectively and arose from foreign income tax incurred and/or paid to the Chinese tax authority. Hongri is subject to a 25% PRC standard enterprise income tax. Hongri applied for foreign investment enterprise exemption, and the application was approved by the local tax authority in 2007. Hongri was entitled to a tax holiday of full (100%) income tax exemption starting from the first profitable year of 2008 through 2009 and then a 50% reduction in income tax for additional six (3) years commencing 2010. The reduced income tax rate is 12.5% for the years ended December 31, 2010, 2011 and 2012.

Comparison of Net Income for the Six Months Ended June 30, 2012 and 2011

Net income totaled $6,554,561 in the six months ended June 30, 2012, a decrease of $11,282,422, or 63%, compared to the net income of $17,836,983 in the comparable period of 2011. The decrease of net income was attributable primarily to decrease in revenue, gross profit margin and an increase in selling, general and administrative expenses and interest expense as discussed above.

Liquidity and Capital Resources

The cash flow generated from our operations has been sufficient to support our daily operations currently. However, it may not be enough to support our operation in the future if weak market continues. The Company is facing rigorous challenges in the coming quarter and the remaining of 2012, including unfavorable steel industry cycles, unforeseeable recovery of world economy and uncertainty of political environment resulting from change of leadership in China. All those factors may have a negative impact on our operation results and cash flows. Management will continuously monitor these negative factors and to determine the production based on the demand of market, cash on hand and available credit facilitates. In addition, the Company plans to add a new production line to produce a coated steel product, known as Galvalume, which is primarily used in the automotive and home appliance industries. To implement this expansion strategy, it is estimated that the Company will need at least $80 million. Management believes that the Company’s available cash will not be sufficient to fund its expansion and therefore, will look for external sources such as debt or equity financings. However, there is no assurance that any such required funds from external sources will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders. If such required funds from outside sources are limited, or not available, then the Company will adjust its expansion plan accordingly.

Relevant PRC statutory laws and regulations restrict certain payments, such as dividends, loans or advances, from the Companies’ registered capital. Such restricted capital amounted to approximate $15,244,000 as of June 30, 2012. The Company is also required to allocate a portion of its after-tax profits to the statutory reserve. Annual appropriations to the statutory reserve are required to be at least 10% of the enterprise’s after-tax net income determined under Chinese GAAP. When the surplus reserves account balance is equal to or greater than 50% of the Company’s paid-in capital, no further allocation to the surplus reserve account is required. As of June 30, 2012, the Company’s reserved fund totaled $6,530,869. In addition, our ability to use revenue generated in RMB to fund any future business activities outside of China or to make dividend or other payments in U.S. dollars is limited due to the regulations of PRC’s currency exchange. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB in the future.

The Company currently intends to retain all earnings, if any, for use in its business operations. We have no plan to repurchase our common stock, or declare any dividends in the near future.

The Company will have obligations to pay expenses in US dollars in connection with its status as a public company listed in the US security market, such as audit, legal, contracted CFO and other SEC filing related service fees. These service fees are usually wired to the Company’s US bank account or paid to vendors directly from China, which is allowed under the current PRC regulations. Other than these service fees, the Company has no significant obligations outside the PRC currently. The Company had cash of $226,961 and $1,737,495 as of June 30, 2012 and December 31, 2011, respectively. Most of the Company’s funds are kept in financial institutions in China, which do not provide insurance for deposits.

It has been the intent of the management to accelerate repayments of equipment loans due to the related parties. During the six months ended June 30, 2012, the Company repaid $41,958,329 equipment loans to YBS group by offsetting its advances to related parties in the previous year. The Company repaid $16,513,794 equipment loans to Hongrong by offsetting its advances to related parties in the current year. The remaining equipment loan balance is $3,896,141.

The Company’s advances to related parties were $118,087,616 as of June 30, 2012, an increase of $40,671,331, or 53%, compared to $77,416,285 as of December 31, 2011. The increase in advances to related parties resulted mainly from advance to Hongrong, the Company’s major molten iron supplier. The advance to Hongrong was $118,019,071 as of June 30, 2012; an increase of $61,678,103 compared $56,340,968 as of December 31, 2011. Most of these advances related to the purchase of raw materials and other supplies in routine business and were short term in nature. The balance of advances to Hongrong approximated 76 days of cost of production at the current production level. Hongrong has a new blast furnace ready for production when market demand is up. Therefore, the Company’s advances to Hongrong have been increased.

The Company’s accounts payable was $90,138,703 at June 30, 2012, an increase of 67,042,876, compared $23,095,827 at December 31, 2011. The increase in accounts payable resulted mainly from increased payable balance to one new major iron pig supplier of the Company. The payable to such supplier amounted $67,366,645 and $0 at June 30, 2012 and December 31, 2011, respectively. Currently, the accounts payable balance is interest free and the Company has no specific terms of accounts payable with this vendor. The Company will pay this payable from cash generated from its operation, or through a debt financing, if needed after taking into consideration the impact of the advances to related parties, the advances from customers and current debt requirements.  We anticipate that the increase in our advanced payments to related parties, which are substantially used for future inventory procurement, will have the effect of reducing cash outflows for inventory purchases in the remaining of 2012.  Thus, a significant portion of the cash generated from revenue will be used substantially for operating expenses and reductions of operating liabilities.

Net cash provided by operating activities was $34,852,277 and $10,982,233 in the six months ended June 30, 2012 and 2011, respectively. The decrease in net cash provided by operating activities in 2012 was mainly due to the following facts: (i) a $11,282,422 decrease in net income ($6,554,561 in the six months ended June 30, 2012 and $17,836,983 in the six months ended June 30, 2011); (ii) a $10,604,240 positive change in accounts receivable ($8,715,479 decrease in accounts receivable in the six months ended June 30, 2012, $1,888,761 increase in accounts receivable in the six months ended June 30, 2011) resulted from more subsequent collections in 2012; (iii) a $6,592,987 positive change in accounts receivable from related parties ($0 in accounts receivable – related parties in the six months ended June 30, 2012, $6,592,987 increase in the six months ended June 30, 2011) resulted from no accounts receivable from related parties in the six months ended June 30, 2012; (iv) a $4,113,079 positive change in bank notes receivable ($1,629,647 decrease in the six months ended June 30, 2012 and $2,483,432 increase in the six months ended June 30, 2011) resulted from reduced amount of bank notes receivable in the six months ended June 30, 2012; (v) a $1,550,328 positive change in inventories ($2,196,447 decrease in inventories in the six months ended June 30, 2012 compared to $646,119 decrease in inventories in the six months ended June 30, 2011) resulted from the Company purchasing molten iron from Hongrong, a related party, beginning from February 2010 instead of outsourcing the production and consequently reduced related inventories; (vi) a $84,678,086 negative change in advances to related parties ($83,568,612 increase in advance to related parties in the six months ended June 30, 2012 and $1,109,474 decrease in advance to related parties in the six months ended June 30, 2011) resulted from the Company’s expectation for increasing demand of molten iron from Hongrong in the second half of 2012; (vii) a $68,740,621 positive change in accounts payable ($67,605,548 increase in accounts payable in the six months ended June 30, 2012 compared to $4,135,073 decrease in accounts payable in the six months ended June 30, 2011) resulted from the Company purchased 24% of its total purchase from a third party vendor, a pig iron suppler during the six months ended June 30, 2012; (viii) a $4,632,748 positive change in accounts payable to related parties ($244,946 increase in the six months ended June 30, 2012 compared to $4,387,802 decrease in the six months ended June 30, 2011) resulted from less accounts payables to related parties paid off in 2012 than in the six months ended June 30, 2011; (ix) a $1,714,886 positive change in accrued expenses ($214,459 decrease in the six months ended June 30, 2012 compared to $1,929,345 decrease in the six months ended June 30, 2011) resulted from more paid off and less accrued in 2011 than in the six months ended June 30, 2012; and (x) a $19,241,675 positive change in advances from customers ($17,293,865 increase in the six months ended June 30, 2012 compared to $1,947,810 increase in the six months ended June 30, 2011) resulted from more customer deposits in 2012.

Net cash used in investing activities was $8,442,814 and $11,517,158, respectively, in six months ended June 30, 2012 and 2011. Those expenditures were primarily related to the replacement, or modification of current production lines equipment.

Net cash used in financing activities was 27,902,367 in six months ended June 30, 2012. On June 28, 2011, Hongri entered into a revolving loan agreement (the “Agreement”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The Agreement provides for a revolving credit facility in an aggregate principal amount of RMB 180,000,000 which shall be used as working capital. On August 24, 2011, Hongri deposited RMB 15,000,000 ($2,320,500) into Raiffeisen to execute the revolving loan agreement, which was recorded as restricted cash. On August 31, 2011, the Company received the first borrowing RMB 180,000,000 ($28,479,600) which was due by February 27, 2012. From the beginning of February, 2012, the Company started to repay it and paid off all the balance as of February 24, 2012. Subsequent to the repayment, the Company acquired the second borrowing in the total amount of RMB 180,000,000 ($28,479,600) from Raiffeisen Bank and the second borrowing will be due by July 31, 2012. The Company repaid RMB 60,000,000 ($9,493,200) in June 2012. The remaining balance is repaid in July and August 2012. The Company repaid RMB 19,000,000 ($3,006,180) to Credit Union and acquired same amount $3,006,180 from Credit Union. The Company received a short term loan of RMB 9,000,000 ($1,423,980) from Credit Union and returned this short term loan in April 2012. During six months ended June 30, 2012, the Company repaid equipment loans of $16,513,794 to Hongrong. The Company received $2,667,589 short term loan from related parties and returned $3,616,909 to related parties. The Company made $1,898,640 deposit to bank as additional collateral for bank notes payable. The Company paid $297,351 to obligation under capital lease in 2012.

Net cash used in financing activities was $2,370,475 in six months ended June 30, 2011. During 2011, the Company received $1,209,310 proceeds from a related party, Mr. Binchang Liu, a senior manager of the Company. The borrowings from Mr. Liu are payable on demand and bear interest at 7% per annum. The Company also received $310,951 from private placement closed on January 28, 2011 (“PP1”) and private placement closed on February 7, 2011 (“PP2”). The Company paid $2,908,466 deposit to a bank as collateral to bank notes payable. The Company also repaid $714,782 employee loan and $267,488 to obligation under capital lease – related parties.

Short-term Borrowings

Bank and Private Loan Payable

Bank and private loans at June 30, 2012 and December 31, 2011 consisted of the following:

		2012	2011
To Credit Union
Interest at 6.10%, payable March 29, 2012	(a)	$-	$3,019,100
Interest at 13.12%, payable September 19, 2012	(b)	2,990,790	3,019,100
Interest at 7.93%, payable September 25, 2012	(c)	2,990,790	-
To Raiffeisen Bank International AG Beijing Branch
Interest at 7.93%, due by February 27, 2012	(e)	-	28,602,000
Interest at 8.78%, due varied from July to August, 2012	(f)	18,889,200	-
To a Private Loan
Interest at 10.50%, payable January 10, 2013	(d)	1,243,539	-
Total Short Term Bank Loans		$26,114,319	$34,640,200

(a)
On September 30, 2011, the Company received a RMB 19,000,000 ($3,019,100) short-term borrowing from Credit Union. The loan was a “working capital” loan that bears interest at 6.10% per annum and was repaid on March 23, 2012.

(b)
On September 22, 2011, the Company received a RMB 19,000,000 ($2,990,790, translated at June 30, 2012 exchange rate and $3,019,100 translated at December 31, 2011 exchange rate) short-term borrowing from Credit Union. The loan is a “working capital” loan that bears interest at 13.12% per annum and is due on September 19, 2012. The loan is secured by the equipment of Hongrong, a related party.

(c)
On March 26, 2012, the Company received a RMB 19,000,000 ($2,990,790) short-term borrowing from Credit Union. The loan is a “working capital” loan that bears interest at 7.93% per annum and is due on September 25, 2012. The loan is secured by the equipment of Hongri.

Total value of equipment secured for above mentioned bank loans is RMB 70,967,104 ($11,170,932).

(d)	On January 20, 2012, the Company received a RMB 7,900,000 ($1,243,539) short-term borrowing from a private lender. The loan bore interest of 10.50% per annum and is due on January 10, 2013.

(e)
On June 28, 2011, Hongri entered into a revolving loan agreement (the “Agreement”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The Agreement provides for a revolving credit facility in an aggregate principal amount of   RMB 180,000,000 (approximately $28,602,000 translated at the rate of December 31, 2011) which used as working capital. Each borrowing could not exceed 180 days or days the Bank agreed during the Agreement period.

(f)
On August 24, 2011, Hongri deposited RMB 15,000,000 ($2,361,150) into Raiffeisen to execute the revolving loan agreement, which was recorded as restricted cash. On August 31, 2011, the Company received the first borrowing RMB 180,000,000 ($28,602,000) which was due by February 27, 2012. The Company repaid its outstanding balance as of February 24, 2012.  Upon the repayments, the Company acquired the second borrowing in the total amount of RMB 180,000,000 from Raiffeisen Bank. The second borrowing was due varied from July to August, 2012. On June 27, 2012, the Company repaid RMB 60,000,000 ($9,444,600, translated at the rate of June 30, 2012). The remaining balance of RMB 120,000,000 ($18,889,200) has been fully repaid as of August 9, 2012 (RMB 50,000,000 repaid in July and RMB 70,000,000 repaid in up through August 9).

Pursuant to the Agreement, borrowings will bear interest at 130% of the benchmark rates of similar loans published by the People’s Bank of China. Based on the current benchmark interest rate for a six months loan, the first borrowing bears the interest of 7.93% and the second borrowing bears the interest of 8.78%.  The interest is calculated on the daily basis and shall be paid on the 20th of the last month of each quarter. The borrowings are secured substantially by the following: (i) all machineries and equipment of Hongri; (ii) inventories of  Hongri and Hongrong with a value of not less than RMB 75,000,000 (approximately $11,805,750); (iii) a security deposit of RMB 15,000,000 (approximately $2,361,150) into the Raiffeisen bank as a collateral; (iv) corporate guaranty from Hebei Wu’an Yuanbaoshan Industry Group Co., Ltd. (“YBS group”), a majority shareholder of Hongri; and (v) personal guaranty from Mr. Beifang Liu, Chairman of YBS group and Mr. Shenghong Liu, Chairman and Chief Executive Officer of the Company.

Short Term Loan Payable – Related Party

During 2011, the Company borrowed RMB 11,000,000 from a related party, Mr. Maisheng Liu, a senior manager of the Company. During the six months ended June 30, 2012, the Company borrowed additional RMB 11,860,000 ($1,876,489) from Mr. Maisheng Liu and returned an aggregate amount of RMB 22,860,000 ($3,616,909) to Mr. Liu.

On June 28, 2012, the Company borrowed RMB 1,000,000 ($157,410) from Mr. Beifang Liu, director of the Company, and RMB 4,000,000 ($629,640) from Mr. Maisheng Liu, brother of the CEO of the Company. These payables were interest free and due on demand.

The weighted average short term loan balance consisting of financial institution and private loans and the loans from Binchang Liu, Beifang Liu and Maisheng Liu was $18,174,535 and $4,776,468 as of June 30, 2012 and 2011, respectively. The weighted average interest rate for short term loan was 8.81% and 8.29% for the six months ended June 30, 2012 and 2011, respectively.

Critical Accounting Policies and Estimates

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2011 and 2010 included in the Form 10K filed on March 29, 2012, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America (U.S. GAAP).

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet financing arrangements and has not established any special purpose entities. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

As of June 30, 2012, our significant contractual obligations were as follows:

	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Equipment loans	$3,896,141	$-	$-	$-	$3,896,141
Capital Leases	614,009	1,370,767	1,586,035	2,921,320	6,492,131
Interest on Capital Leases	493,110	843,471	628,203	2,420,800	4,385,584
Interest on Equipment loans	194,807	-	-	-	194,807
	$5,198,067	$2,214,238	$2,214,238	$5,342,120	$14,968,663

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

Inflation Risk

According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was -0.7%, 3.3% and 5.4% in 2009, 2010 and 2011 respectively. In recent years, the PRC has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. Although we are generally able to pass along minor incremental cost inflation to our customers, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if the sales prices of our products do not increase to cope with these increased costs.

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

Changes in Internal Control over Financial Reporting

During the period ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this quarterly report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Information about risk factors for the three months ended June 30, 2012, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2011 Annual Report on Form 10-K.

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

* Filed herewith.

** Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA INDUSTRIAL STEEL INC.

Dated: August 14, 2012	By:	/s/ Liu Shenghong
Liu Shenghong
Chief Executive Officer and Chairman
(Chief Executive Officer)

	By:	/s/ Xiaolong Zhou
Xiaolong Zhou
Chief Financial Officer
(Principal Accounting and Financial Officer)