Form 10-Q/A
period 2012-06-30
China Industrial Steel Inc.
filed 2012-08-20
CIK 1510871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2012 (“Form 10-Q”) of China Industrial Steel Inc. (the “Company”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2012, is solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in Extensible Business Reporting Language:  (i) the Company’s condensed consolidated balance sheets as of June 30, 2012 (unaudited) and December 31, 2011, (ii) the Company’s unaudited condensed consolidated statements of operations for the six months ended June 30, 2012 and 2011, (iii) the Company’s unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, (iv) the Company’s condensed consolidated statements of stockholders’ equity for the six months ended June 30, 2012, and (v) the notes to the Company’s condensed consolidated financial statements (unaudited).

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above.  This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* Filed herewith.

** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA INDUSTRIAL STEEL INC.

Dated: August 20, 2012	By:	/s/ Liu Shenghong
Liu Shenghong
Chief Executive Officer and Chairman
(Chief Executive Officer)

	By:	/s/ Xiaolong Zhou
Xiaolong Zhou
Chief Financial Officer
(Principal Accounting and Financial Officer)