Form 10-Q
period 2012-09-30
China Industrial Steel Inc.
filed 2012-11-14
CIK 1510871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 73,620,391 shares of common stock are issued and outstanding as of November 9, 2012.

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

ITEM 1. FINANCIAL STATEMENTS.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN US DOLLARS)
(UNAUDITED)

	September 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash	$1,100,439	$1,737,495
Bank notes receivable	225,955	2,342,186
Accounts receivables, net	6,079,850	20,862,269
Inventories, net	9,790,159	16,139,936
Advances to suppliers, net	2,639,108	3,215,680
VAT and other taxes recoverable	29,747,838	21,612,482
Advances to related parties	176,815,708	77,416,285
Total Current Assets	226,399,057	143,326,333

Machinery and Equipment, Net	96,868,009	84,410,398
Machinery and Equipment - acquired from related parties, Net	88,388,646	98,514,249
Total Machinery and Equipment, Net	185,256,655	182,924,647

Other Assets:
Restricted cash	3,500,420	5,402,600
Land use rights and buildings under capital leases	5,111,815	5,613,105
Total Other Assets	8,612,235	11,015,705

TOTAL ASSETS	$420,267,947	$337,266,685

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$96,776,076	$23,095,827
Accounts payable - related parties	10,181,676	184,447
Accrued liabilities	2,418,914	2,622,224
Taxes payables	17,729	1,868,886
Bank and private loans payable	20,191,059	34,640,200
Bank notes payable	3,023,090	3,019,100
Equipment loan payable - related parties	3,938,219	11,562,752
Current obligations under capital leases - related parties	631,937	597,258
Short term loan payable - related party	795,550	1,747,900
Advances from customers	86,023,316	13,257,487
Total Current Liabilities	223,997,566	92,596,081

Long Term Liabilities:
Equipment loan payables - related parties	-	51,093,694
Obligation under capital leases - related parties	5,780,795	6,254,954
Total Long Term Liabilities	5,780,795	57,348,648

TOTAL LIABILITIES	229,778,361	149,944,729

Commitments and Contingencies

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Blank Check Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 980,000,000 authorized, 73,620,391 and 73,542,058 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	7,362	7,354
Paid-in capital	16,417,235	16,299,744
Statutory reserves	6,530,869	6,530,869
Retained earnings	152,995,798	150,189,517
Accumulated other comprehensive income	14,538,322	14,294,472
Total Stockholders' Equity	190,489,586	187,321,956
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$420,267,947	$337,266,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE INCOME (LOSS) (IN US DOLLARS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Sales to customers	$162,539,814	$222,596,275	$475,334,300	$605,634,960
Sales to related parties	7,010,402	3,359,561	16,816,933	24,644,993
Total Revenues	169,550,216	225,955,836	492,151,233	630,279,953

Cost of Revenue
Cost of Revenue - non-related parties	72,622,372	24,541,195	197,528,829	73,393,963
Cost of Revenue - related parties	99,305,592	177,943,910	283,719,169	508,579,448
Total Cost of Revenue	171,927,964	202,485,105	481,247,998	581,973,411

Gross Profit	(2,377,748)	23,470,731	10,903,235	48,306,542

Selling and General and Administrative Expenses
Selling and General and Administrative Expenses - non-related parties	579,364	620,093	1,940,420	1,479,380
Selling and General and Administrative Expenses - related parties	165,787	225,951	1,048,696	629,402
Total Selling and General and Administrative Expenses	745,151	846,044	2,989,116	2,108,782

(Loss) Income From Operations	(3,122,899)	22,624,687	7,914,119	46,197,760

Other Income (Expenses)
Interest income	137,276	47,132	191,885	55,675
Interest expense - bank and private borrowings	(584,983)	(222,538)	(2,451,068)	(797,134)
Interest expense - related parties	(177,674)	(1,206,802)	(1,464,263)	(3,405,577)
Total Other Income (Expenses)	(625,381)	(1,382,208)	(3,723,446)	(4,147,036)

(Loss) income from operation before income tax	(3,748,280)	21,242,479	4,190,673	42,050,724
Provision for income tax	-	2,887,528	1,384,392	5,858,792
Net (Loss) Income	(3,748,280)	18,354,951	2,806,281	36,191,932

Earnings Per Share - Basic and Diluted	$(0.05)	$0.25	$0.04	$0.49
Weighted Average Shares Outstanding - Basic and Diluted	73,620,391	73,542,058	73,585,924	73,287,782

Other Comprehensive Income (Loss):
Foreign currency translation (loss) gain	2,042,302	2,196,174	243,850	5,209,554
Comprehensive Income (Loss)	$(1,705,978)	$20,551,125	$3,050,131	$41,401,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US DOLLARS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	2012	2011

Cash Flows from Operating Activities:
Net Income	$2,806,281	$36,191,932
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
(Reduction) provision for allowance for doubtful accounts receivable	(225,900)	169,458
Provision for allowance for forfeited advances to suppliers	860,201	-
Depreciation	18,870,122	17,487,162
Amortization of land use rights and buildings under capital leases	505,063	493,745
Common stock issued for services	117,499	-
Changes in operating assets and liabilities:
Decrease in accounts receivables	14,929,348	385,528
Decrease in accounts receivables - related party	-	6,177,200
Decrease (increase) in bank notes receivable	2,104,142	(3,033,993)
Decrease in inventories	6,325,459	258,854
(Increase) decrease in advances to suppliers	(281,797)	773,806
Increase in VAT and other taxes recoverable	(8,048,709)	(3,122,829)
Increase in advances to related parties	(140,477,692)	(42,777,788)
Increase (decrease) in accounts payable	73,122,036	(5,499,546)
Increase (decrease) in accounts payable - related parties	474,397	(4,412,958)
Decrease in accrued liabilities	(205,294)	(1,617,300)
Increase (decrease) in advances from customers	72,227,077	(11,718,295)
(Decrease) increase in taxes payables	(1,840,346)	2,206,469
Net Cash Provided by (Used in) Operating Activities	41,261,887	(8,038,555)

Cash Flows from Investing Activities:
Capital expenditures	(11,493,538)	(12,578,737)
Net Cash Used in Investing Activities	(11,493,538)	(12,578,737)

Cash Flows from Financing Activities
Proceeds from bank and private loans	68,701,153	33,665,740
Repayment of bank loans	(83,092,220)	(5,868,340)
Proceeds from short term loan - related parties	2,663,374	-
Repayment of short term loan - related parties	(3,611,194)	(3,721,763)
Repayment of equipment loans - related party	(16,487,701)	-
Payment of obligation under capital lease - related parties	(445,322)	(404,776)
Deposit of restricted cash	1,895,640	(5,250,620)
Repayment of employee loans	-	(721,099)
Proceeds from private placement	-	310,951
Net Cash (Used in) provided by Financing Activities	(30,376,270)	18,010,093

Effect of Exchange Rate Changes on Cash	(29,135)	103,134
Net Decrease in Cash and Cash Equivalents	(637,056)	(2,504,065)
Cash - Beginning of the Period	1,737,495	4,061,412

Cash - End of the Period	$1,100,439	$1,557,347

Supplemental Cash Flow Information:
Interest Paid	$3,880,343	$4,583,018
Income taxes	$2,986,552	$3,723,192

Supplemental Schedule of Non-Cash Investing Activities:
Repayment of equipment loan payable - related party offset by previous advances to the same related party	$(41,892,031)	$-
Construction in progree paid by related party	$9,450,961	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

Handan Hongri Metallurgy Co., Ltd. (“Hongri”) is a Chinese company located at Handan City, Hebei Province, China. Hongri was incorporated under the Chinese laws on March 7, 2007 with registered capital of Reminbi (“RMB”) 90,489,999 (approximately $12 million US dollars). Hongri is primarily engaged in the business of manufacturing and selling steel plate, steel bars, steel wires and steel billets for domestic customers and certain related parties.

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

2.	Summary of Significant Accounting Policies

There have been no material changes during 2012 in the Companies’ significant accounting policies to these previously disclosed in the 2011 annual report.  Only those policies considered to be most important to the reader have been disclosed in the quarterly Form 10-Q.

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

The foreign exchange rates used in the translation were as follows:

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2012	2011	2012	2011	2011
RMB/US$ exchange rate	$0.1591	$0.1568	$0.1591	$0.1568	$0.1589
Average RMB/US$ exchange rate	0.1575	0.1558	0.1580	0.1544	0.1547

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

The Company has significant exposure to the fluctuation of raw materials and energy. The Company does not enter into any commodity contracts or other financial derivatives to hedge these risks.  In addition, the Company is subject to the cyclical nature of the steel industry and the current economic and political environment as it relates to steel production in China. There are many factors of the business which are impacted by prevailing market conditions, specifically, a change in the raw material and energy product pricing environment, rise or decline, will influence our inventory levels, purchasing decisions and will, ultimately, all have an impact on the Company’s gross profit and operating results. Excessive steel production capacities, lack of demand for steel products and higher iron ore, coking coal and material costs are major challenges that can occur within the Chinese steel industry and have begun to be encountered by the Company. In addition, a significant portion of the Company’s assets have been advanced to a related party supplier (see Note 11). These advances have been or are expected to be used by the related party to purchase raw materials for production of molten iron, which is a major raw material of the Company, equivalent to approximately 100 days of cost of sales of the Company currently. To the extent the demand is actually lower, or there are further price reductions on raw materials already purchased, the gross profit margin and results of operations may be negatively impacted.

The Company provides credit in the normal course of business. Management continues to take appropriate actions to perform ongoing business and credit reviews of customers to reduce exposure to new and recurring customers who have been deemed to pose a high credit risk based on their commercial credit reports, the Company’s collection history, and perception of the risk posed by their geographic location. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. In addition, our customers may advance or deposit cash with the Company in order to obtain future order fulfillment preference.  Such advances increased to $86 million at September 30, 2012.  Should steel pricing further decrease or demand further deteriorate for any reason, such advances may need to be repaid to the applicable customer.  Through the date of filing there have been no requests for repayment.  However, this may not be indicative of future results.

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property. These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available. As of September 30, 2012, the Company has not experienced any uninsured losses from injury to others or other losses.

The Company incurred losses of $3,748,280 in the three months ended September 30, 2012. The cash flow generated from the Company’s operations can support the Company’s daily operations currently. However, it may not be enough to support the operations in the future if there is a continuous significant deterioration in the Chinese steel market. The Company is facing rigorous challenges in the remainder of 2012 and the coming 2013, including unfavorable steel industry cycles, unforeseeable recovery of world economy and uncertainty of political environment resulting from change of leadership in China. All those factors may have a negative impact on the Company’s future results of operations and cash flows which could be difficult to predict and mitigate.

Recent Accounting Pronouncements

There were no new pronouncements that would have a material impact on the financial position of the Company.

3.	Bank Notes Receivable

Bank notes receivable are highly liquid negotiable instruments issued by banks in the PRC on behalf of Hongri’s customers.  These notes typically have maturities between one to six months.  With these bank notes, The Company can: (a) redeem the notes for face value at maturity, (b) endorse the notes to the Company’s vendors as a form of payment instrument at full value, or (c) factor the notes to a bank.  In the event that the Company factors these notes to a bank, it will record as interest expense the difference between cash received and the face value of the note. The Company believes all of the notes are fully realizable.

4.	Accounts Receivable

Accounts receivable at September 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Accounts receivable	$6,374,909	$21,383,735
Allowance for doubtful accounts	(295,059)	(521,466)
Accounts receivable, net	$6,079,850	$20,862,269

5.	Inventories

Inventories at September 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Raw materials	$22,441	$172,372
Finished products	4,567,544	12,004,416
Spare parts	5,200,174	3,963,148
Total	$9,790,159	$16,139,936

6.	Machinery and Equipment, Net

Machinery and equipment stated at cost less accumulated depreciation at September 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Machinery and equipment	$252,698,401	$246,906,365
Auxiliary facilities	3,032,426	3,028,424
Transportation equipment	565,245	552,288
Office equipment	42,675	34,087
Electronic equipment	58,190	36,741
Subtotal	256,396,937	250,557,905
Accumulated depreciation	(89,618,874)	(70,520,287)
Construction in progress	18,478,592	2,887,029
Total	$185,256,655	$182,924,647

Construction in progress is related to the expanding of steel wires production capacity. The Company’s decision to modify steel bar production line to produce steel wires to adapt to the market demand in 2011 helped the Company to alleviate the negative market impact in 2012. Total estimated cost for expansion of steel wires capacity is approximately $32 million. The Company believes that facilities to produce steel plate are not impaired though the production was reduced in the current quarter.  Management will continuously monitor the market situation and may add additional equipment to enable current plate production line to produce other steel products based on the demand of market, cash on hand and available credit facilitates in the future.

7.	Restricted Cash

Restricted cash consisted of the following at September 30, 2012 and December 31, 2011.

	2012	2011
Bank deposit as part of collateral to bank notes payable	$1,909,320	$3,019,100
Bank deposit as part of collateral to working capital loan	1,591,100	2,383,500
Total	$3,500,420	$5,402,600

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

In December 2007, the Company entered into a lease agreement with YBS Group to lease 956 mu (approximately 157.5 acres) of land as its manufacturing site. The rent for the first three years was waived per lease agreement. The annual lease payment is RMB 1,434,450 (approximately $228,235) which commenced in 2011. The average lease payment is RMB 1,291,005 (approximately $205,412) per annum. The lease is set to expire on December 31, 2037. The present value of the total lease payments at inception was RMB 12,703,147 (approximately $2,021,198 at the current exchange rate), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2007, the Company entered into a lease agreement with YBS Group to lease the manufacturing building of Plate-Rolling I. The annual lease payment is RMB 3,522,211 (approximately $560,419) commencing on January 1, 2008. The lease is set to expire on December 31, 2017. The present value of the total lease payments at inception was RMB 23,816,623 (approximately $3,789,463 at the current exchange rate), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2007, the Company entered into a lease agreement with Hongrong, a related party, to lease the manufacturing building of Steel-Making I. The annual lease payment is RMB 1,210,716 (approximately $192,637) commencing on January 1, 2008. The lease is set to expire on December 31, 2017. The present value of the total lease payments at inception was RMB 8,186,666 (approximately $1,302,580 at the current exchange rate), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2009, the Company entered into a lease agreement with YBS Group to lease the manufacturing building of Steel-Making II. The annual lease payment is RMB 107,469 (approximately $17,099) commencing on January 1, 2010. The lease is set to expire on December 31, 2019. The present value of the total lease payments at inception was RMB 793,198 (approximately $126,206 at the current exchange rate), which was calculated with a discount rate of 5.94%, a PRC long term borrowing rate in December 2009.

In November 2009, the Company entered into a lease agreement with Hongrong to lease the manufacturing building of Bar-Rolling III. The annual lease payment is RMB 758,503 (approximately $120,685) commencing on January 1, 2010. The lease is set to expire on December 31, 2019. The present value of the total lease payments at inception was RMB 5,598,552 (approximately $890,786 at the current exchange rate), which was calculated with a discount rate of 5.94%, a PRC long term borrowing rate in December 2009.

As of September 30, 2012, future minimum rental payments applicable to the above non-cancelable capital leases with remaining terms in excess of one year were as follows:

September 30,	Capital Leases
2013	$1,119,075
2014	1,119,075
2015	1,119,075
2016	1,119,075
2017	1,119,075
Thereafter	5,120,045
Total minimum lease payments	10,715,420
Less amount representing interest	(4,302,688)
Present value of net minimum lease payments	6,412,732
Less current obligations	(631,937)
Long-term obligations	$5,780,795

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

Bank and Private Loan Payable

Bank and private loans at September 30, 2012 and December 31, 2011 consisted of the following:

		2012	2011
To Credit Union
Interest at 6.10%, payable March 29, 2012	(a)	$-	$3,019,100
Interest at 13.12%, payable September 19, 2012	(b)	-	3,019,100
Interest at 11.40%, payable September 24, 2013	(c)	3,023,090	-
To Raiffeisen Bank International AG Beijing Branch
Interest at 7.93%, due by February 27, 2012	(e)	-	28,602,000
Interest at 7.31%, due varied from January to February 2013	(f)	15,911,000	-
To a Private Loan
Interest at 10.50%, payable January 10, 2013	(d)	1,256,969	-
Total Short Term Bank Loans		$20,191,059	$34,640,200

(a) On September 30, 2011, the Company received a RMB 19,000,000 ($3,019,100, translated at December 31, 2011 exchange rate) short-term borrowing from Credit Union. The loan was a “working capital” loan that bore interest at 6.10% per annum and was repaid on March 23, 2012.

(b) On September 22, 2011, the Company received a RMB 19,000,000 ($3,019,100 translated at December 31, 2011 exchange rate) short-term borrowing from Credit Union. The loan was a “working capital” loan that bore interest at 13.12% per annum and was repaid on September 19, 2012.

(c) On March 26, 2012, the Company received a RMB 19,000,000 ($3,023,090) short-term borrowing from Credit Union. The loan bore interest at 7.93% per annum and was repaid on September 25, 2012. Upon repayment, the Company borrowed a new RMB 19,000,000 ($3,023,090) loan on September 25, 2012. The loan is a “working capital” loan that bears interest at 11.40% per annum and due on September 24, 2013. The loan is secured by the equipment of Hongrong.

Total value of equipment secured for above mentioned bank loans is RMB 70,967,104 ($11,292,576).

(d) On January 20, 2012, the Company received a RMB 7,900,000 ($1,256,969) short-term borrowing from a private lender. The loan bears interest of 10.50% per annum and is due on January 10, 2013.

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

On August 24, 2011, Hongri deposited RMB 15,000,000 ($2,383,500, translated at December 31, 2011 exchange rate) into Raiffeisen to execute the revolving loan agreement, which was recorded as restricted cash. On August 31, 2011, the Company received the first borrowing RMB 180,000,000 ($28,602,000) which was due by February 27, 2012. The Company repaid its outstanding balance as of February 24, 2012.  Upon the repayment, the Company acquired the second borrowing in the total amount of RMB 180,000,000 from Raiffeisen Bank. The second borrowing was due by varied from July to August 2012. On June 27, 2012, the Company repaid RMB 60,000,000 ($9,478,200, translated at the average rate of the nine months ended September 30, 2012). The remaining balance of RMB 120,000,000 ($18,956,400, translated at the average rate of the nine months ended September 30, 2012) was repaid in July (RMB 50,000,000) and August (RMB 70,000,000).

(f) On July 23, 2012, Hongri entered into an amendment agreement (the “Amendment Agreement I”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The Amendment Agreement provided for a revolving credit facility in an aggregate principal amount of RMB 120,000,000 (approximately $19,093,200, translated at the rate of September 30, 2012) which used as working capital only. Each borrowing could not exceed 180 days or days the Bank agreed during the Amendment Agreement period.

On September 18, 2012, Hongri entered into a second amendment agreement (the “Amendment Agreement II”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The Amendment Agreement II provides for a revolving credit facility in an aggregate principal amount of RMB 100,000,000 (approximately $15,911,000, translated at the rate of September 30, 2012) which is used as working capital only. Each borrowing could not exceed 180 days or days the Bank agreed during the Amendment Agreement period. The Amendment Agreement II is to be terminated on January 31, 2014.

During August 2012, the Company borrowed total of RMB 100,000,000 ($15,797,000, translated at the average rate of the nine months ended September 30, 2012) and repaid all borrowed amount by the end of September 2012. Upon repayment, the Company borrowed separately total of RMB 100,000,000 ($15,911,000, translated at the rate of September 30, 2012). The loans bear interest rate of 7.31% per annual and are due varied from January 29, 2013 to February 28, 2013.

Pursuant to the Amendment Agreement II, borrowings will bear interest at 130.6% of the benchmark rates of similar loans published by the People’s Bank of China. Current benchmark interest rate for a six months loan is 5.6% revised on July 6, 2012. The borrowing interest is 7.31% currently. The interest is calculated on the daily basis and shall be paid on the 20th of the last month of each quarter. The borrowings are secured substantially by the following: all machinery and equipment of Hongri; a security deposit of RMB 10,000,000 (approximately $1,591,100) into the Raiffeisen bank as a collateral; corporate guaranty from Hebei Wu’an Yuanbaoshan Industry Group Co., Ltd. (“YBS group”), a majority shareholder of Hongri; and personal guaranty from Mr. Beifang Liu, Chairman of YBS group and Mr. Shenghong Liu, Chairman and Chief Executive Officer of the Company.

Short Term Loan Payable – Related Party

During 2011, the Company borrowed RMB 11,000,000 from Mr. Maisheng Liu, a senior manager of the Company. During the six months ended June 30, 2012, the Company borrowed additional RMB 11,860,000 from Mr. Maisheng Liu and returned total of RMB 22,860,000 ($3,611,194) to Mr. Liu.

On June 28, 2012, the Company borrowed RMB 1,000,000 ($159,110) from Mr. Beifang Liu, director of the Company, and RMB 4,000,000 ($636,440) from Mr. Maisheng Liu, brother of the CEO of the Company. These payables are interest free and due on demand.

The weighted average short term loan balance consisting of financial institution and private loans and Binchang Liu, Beifang Liu and Maisheng Liu loans was $24,051,181 and $9,020,513 for the nine months ended September 30, 2012 and 2011, respectively. The weighted average interest rate for short term loan was 8.77% and 8.32% for the nine months ended September 30, 2012 and 2011, respectively.

10.	Taxes Payable

Tax payables at September 30, 2012 and December 31, 2011 consisted of:

	2012	2011
PRC corporation income tax	$-	$1,602,160
Other taxes payable	17,729	266,726
Total	$17,729	$1,868,886

See Note 13.

11.	Related Party Transactions

Hongri is 70% owned by YBS Group,a major shareholder of some other steel production related companies, mainly Hongrong Iron and Steel Co. Ltd. (“Hongrong”), Wu'an Baoye Coke Industrial Co. Ltd.(“Baoye”), Wu'an Yuanbaoshan Cement Plant (“Cement Plant”), Wu'an Yuanbaoshan Ore Treatment Plant (“Ore Treatment”), Wu'an Yuanbaoshan Industrial Group Go. Ltd - Gas Station and Wu’an Yeijin Iron Co. Ltd. (“Yeijin”). During the routine business process, Hongri purchases raw materials and supplies from these companies and advances to / or owes cash to these companies.

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

As of September 30, 2012 and December 31, 2011 advances to related parties and accounts payable - related parties consisted of:

Advances to Related Parties

Name of related parties	2012	2011
YBS Group	$-	$21,075,317
Hongrong	176,653,491	56,340,968
Cement Plant	162,217	-
Total Advances to Related Parties	$176,815,708	$77,416,285

Accounts Payable - Related Parties

Name of related parties	2012	2011
YBS Group	$(9,562,720)	$-
Baoye	(615,803)	(56,447)
Ore Treatment	(3,153)	(3,149)
Cement Plant	-	(124,851)
Total Accounts Payable - Related Parties	$(10,181,676)	$(184,447)

The balance of advances to YBS group, a parent company, was $0 and $21,075,317 as of September 30, 2012 and December 31, 2011, respectively. YBS Group is a parent company. It provides various services to the subsidiary companies, such as market and industrial information, public relationship, various government agents’ relationship, coordination the production and purchase for subsidiaries and so on. Advances to YBS Group were in connection with the purchase of iron and supplementary materials used in Hongrong’s production, a motlen iron supplier of Hongri. The balance of advance to YBS Group will be returned or credited for YBS Group’s other services provided to the Company.

YBS group charged a service fee based on applicable itemized expenses and fixed service fee. Commencing in 2010, YBS Group charged 0.1% of current year revenue of Hongri as a fixed service fee. Service fees consisted of management salaries, training, consultations, common areas charges and other fees. Management believes that 0.1% of revenue is a reasonable charge method. The Company estimated that this service fee would be similar or marginally higher if the same services had been provided by third parties. In addition to the fixed service fee, the Company will charge itemized services and expenses to the Company if such service and expenses are incurred. The services fees were $165,787 and $225,953 for the three months ended September 30, 2012 and 2011, respectively, and $1,023,655 and $629,403 for the nine months ended September 30, 2012 and 2011, respectively. Among the nine months services fees ended September 30, 2012, $560,254 was an itemized expense in connection with the refinancing of RMB 180 million loan from Raiffeisen Bank. Executive officers’ salaries were stand-alone expenses. Such expenses were $15,911 and $15,580 for the three months ended September 30, 2012 and 2011, respectively, and $47,531 and $46,229 for the nine months ended September 30, 2012 and 2011, respectively.

During nine months ended September 30, 2012, the Company repaid its $41,892,031 equipment loans to YBS group by offsetting its previous and current advanced fund to YBS group. In the same period, the Company also repaid $16,487,701 equipment loan to Hongrong by offsetting its current advanced fund to Hongrong.

Purchases from related parties

Hongri purchased raw materials from the above-mentioned related parties and had advances and accounts payable to these related parties in the routine business operations. It is a common practice in China that a vendor or supplier requires an advance payment before the shipment of merchandise. Company advance to the related parties enable these related parties to pay partial amounts in advance to their vendors or suppliers. Most of these advances related to the purchase of raw material and other supplies in routine business and were short term in nature. These advances are interest free. The Company is in favor of Hongrong as its primary molten iron supplier. It will reduce the transportation cost and steel making cost since Hongrong is located nearby Hongri. Hongrong has a new blast furnace ready for production and to guarantee the Company has enough molten iron supply, the Company advanced more funds to Hongrong in order to ensure that at least 3 months of current volume demand is available for immediate use in Hongrong’s blast furnace. The balance of advances to Hongrong, the Company’s major molten iron supplier, was $176,653,491 and $56,340,968 as of September 30, 2012 and December 31, 2011, respectively.

Accounts payable to related parties represents an unsettled amount in the normal course of business. These payables were short term in nature. Total payable to related parties was $10,181,676 and $184,447 as of September 30, 2012 and December 31, 2011, respectively. Among accounts payable – related parties, $9,450,961 to YBS group was related to the equipment the Company received during nine months ended September 30, 2012. The received equipment was included in the construction in progress as of September 30, 2012.

For the three months ended September 30, 2012, the Company purchased $95,602,827 (246,092 metric tons) molten iron and steel iron and $1,708,558 utility and other materials from Hongrong. For the nine months ended September 30, 2012, the Company purchased $269,643,744 (649,844 metric tons) molten iron and steel iron and $14,586,473 utility and other materials from Hongrong. During the three and nine months ended September 30, 2011, the Company purchased $176,488,138 (388,479 metric tons) and $506,574,339 (1,102,860 metric tons), respectively, of molten iron from Hongrong.

Sales to related parties

During the three and nine months ended in September 30, 2012, the Company’s sales of its products to YBS Group amounted to $4,660,167 and $8,871,871, respectively. During the three and nine months ended September 30, 2011, the Company’s sales of its products to YBS Group amounted to $1,136,271 and $17,881,628, respectively. YBS acts as a distributor of steel products for the Company and all sales are final. The only right of return is for defective steel products and the Company has not experienced any returns in the past years of operations. The steel products are picked up directly by YBS’ customers at which time the Company recognizes the sale. The Company has determined these sales should be recorded on a gross basis based on the following analysis: upon shipment all risks of ownership transfer to YBS’ customers and the Company does not bare any additional risks and YBS has all of the collection risk from its customers.

During the three and nine months ended September 30, 2012, the Company sold $343,455 and $3,833,650 steel products to Hongrong, which were used in Hongrong’s blast furnace constructions. The Company also sold $2,006,780 and $4,102,425 by-products to Hongrong for the three and nine months ended September 30, 2012, respectively, which were re-used in manufacturing of molten iron. During three and nine months ended September 30, 2011, the Company sold $578,426 and $5,118,501 steel products and $1,644,864 and $1,644,864 by-products to Hongrong, respectively.

During three and nine months ended September 30, 2012, the Company sold $0 and $8,987 steel products to Baoye.

Equipment purchased from related parties

See Note 12 Equipment Loans Payable – Related Parties.

Loan from related party

See Note 9 Bank Notes, Bank Loan Payable and Short Term Loan Payable – Related Party

Leases from related parties

See Note 8 Obligations Under Capital Lease – Related Parties

12.	Equipment Loans Payable – Related Parties

Equipment loan payables – related parties at September 30, 2012 and December 31, 2011 consisted of:

Equipment Loans Payable	2012	2011

Equipment loan - YBS Group payable	$3,938,219	$46,071,679
Equipment loan - Hongrong payable	-	16,584,767
Total equipment loans payable	3,938,219	62,656,446
Less: current portion	(3,938,219)	(11,562,752)
Long-term payable	$-	$51,093,694

On November 30, 2007, the Company purchased Plate-Rolling I production line and related auxiliary equipment from YBS Group at a price of RMB 191,163,559 (approximately $26,208,524 translated at the historical exchange rate), which was at cost, and carryover basis of YBS group. YBS Group provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bore interest at 5% per annum, and has a fixed repayment schedule at RMB 17,973,455 (approximately $2,859,756 at the September 30, 2012 exchange rate) per annum (payable at the end of the year). On March 31, 2012 the Company repaid $16,458,861 equipment loan to YBS group by offsetting its previous advanced fund to YBS group. The remaining unpaid loan balance of $2,382,180 was paid on June 30, 2012 by offsetting its previous and current advanced fund to YBS group.

On November 30, 2009, the Company purchased Steel-Making II production line and related auxiliary equipment from YBS Group at a price of RMB 243,811,599 (approximately $35,718,399 at the historical exchange rate), which was at cost, and carryover basis of YBS Group. YBS Group provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bears interest at 5% per annum, and has a fixed repayment schedule at RMB 24,380,000 (approximately $3,879,102 at September 30, 2012 exchange rate) per annum (payable at the end of the year). On June 30, 2012 the Company repaid $23,050,990equipment loan to YBS group by offsetting its previous advanced fund to YBS group. The remaining unpaid loan balance is $3,938,219.

On November 30, 2007, the Company purchased Steel-Making I production line and related auxiliary equipment from Hongrong at a price of RMB 326,028,440 ($44,698,499 translated at the historical exchange rate), which was at cost, and carryover basis of Hongrong. Hongrong provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bore interest at 5% per annum, and has a fixed annual repayment schedule at RMB 30,414,021 (approximately $4,839,175 at September 30, 2012 exchange rate) per annum (payable at the end of the year). On March 31, 2012, the Company repaid the remaining $16,487,701 equipment loan balance to Hongrong by offsetting its current advanced fund to Hongrong.

For the three and nine months ended September 30, 2012, the Company recorded interest expense and paid interest totaling $49,228 and $990,368 to YBS Group, respectively. For the three and nine months ended September 30, 2011, the Company recorded interest expense and paid interest totalling $647,144 and $1,917,258 to YBS Group, respectively.

For the three and nine months ended September 30, 2012, the Company recorded interest expense and paid interest totaling $0 and $206,762 to Hongrong, respectively. For the three and nine months ended September 30, 2011, the Company recorded interest expense and paid interest totalling $262,497 and $777,684 to Hongrong, respectively.

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

Foreign pretax loss was $3,679,977 for the three months ended September and earnings of $21,332,060 for the three months ended September 30, 2011, respectively. Foreign pretax earnings were $4,688,782 and $42,427,479 for the nine months ended September 30, 2012 and 2011, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At September 30, 2012, approximately $161,234,000 of accumulated unadjusted earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S federal corporation income tax rate of 34%, an additional tax of $45,819,000 approximately would have to be provided if such earnings were remitted currently.

The following table reconciled the US statutory rates to the Company’s effective rate for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012		2011

US statutory tax rate	34.0%	34.0%	34.0%		34.0%
Foreign income not recognized in US	-34.0%	-34.0%	-34.0%		-34.0%
China income tax rate	0.0%	12.5%	29.5	% *	12.5%
Non-deductible expenses	0.0%	1.1%	3.5%		1.4%
Effective rate	0.0%	13.6%	33.0%		13.9%

*	29.5% was effective rate for the nine months ended September 30, 2012 due to loss in current quarter.
The Company may not claim refund of tax paid in previous quarters.

CIS and Northern were incorporated in the United States and have incurred net operating losses for income tax purposes in past years and the current period. As of September 30, 2012, the Companies had loss carry forwards of approximately $1708,000 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2030 and 2031. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of September 30, 2012 and December 31, 2011 were approximately $581,000 and $411,000, respectively.

The Company did not have any significant temporary differences relating to deferred tax liabilities as of September 30, 2012 and December 31, 2011.

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

The Company evaluated its tax positions, and as of September 30, 2012 and December 31, 2011. No uncertain tax position has been identified.

14.	Commitments and Contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, product liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter.  As of September 30, 2012 and December 31, 2011, the Company had no pending litigation.

15.	Major Customers and Vendors

For the three months ended September 30, 2012 and 2011, there were two (2) and three (3) major customers that accounted for approximately 48% and 38% of the Company’s total sales, respectively. Each of major customer accounted 25% and 23% of total sales for three months ended September 30, 2012, and 14%, 14% and 10% of total sales for the three months ended September 30, 2011, respectively.

For the nine months ended September 30, 2012 and 2011, there were two (2) major customers that accounted for approximately 42% and 35% of the Company’s total sales, respectively. Each of major customer accounted 22% and 20% of total sales for nine months ended September 30, 2012, and 18% and 17% of total sales for the nine months ended September 30, 2011, respectively.

For three months ended September 30, 2012, 59% of the total Company’s purchase was from Hongrong, and 32% of the total purchase was from an unrelated party. For the comparable period of 2011, 98% of the total purchases were from Hongrong. No purchase from other vendors was over 5%.

For nine months ended September 30, 2012, 62% of the total Company’s purchase was from Hongrong, and 32% of the total purchase was from an unrelated party. For the comparable period of 2011, 98% of the total purchases were from Hongrong. No purchase from other vendors was over 5%.

16.	Major Products Lines

The Company operates in one industry segment and in one geographic region, which is the PRC. Revenues and costs of goods sold by major products for the three and nine months ended September 30, 2012 and 2011 consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2012	2011	2012	2011
Steel plates	$68,888,563	$141,829,798	$234,481,468	$439,293,501
Steel bars/steel wires	79,207,594	37,654,951	184,161,945	38,583,974
Steel billets	17,691,200	41,524,991	64,758,880	137,666,819
Byproducts and others	3,762,859	4,946,096	8,748,940	14,735,659
Total Revenues	$169,550,216	$225,955,836	$492,151,233	$630,279,953

	Three Months Ended September 30,		Nine Months Ended September 30,
Costs of Revenue	2012	2011	2012	2011
Steel plates	$74,576,323	$132,399,026	$241,787,579	$421,433,705
Steel bars/steel wires	79,810,988	32,041,516	178,480,622	32,965,278
Steel billets	17,230,547	36,929,465	59,539,101	126,459,330
Others	310,106	1,115,098	1,440,696	1,115,098
Total Cost of Revenue	$171,927,964	$202,485,105	$481,247,998	$581,973,411

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Profit Margin	2012	2011	2012	2011
Steel plates	-8.26%	6.65%	-3.12%	4.07%
Steel bars/steel wires	-0.76%	14.91%	3.08%	14.56%
Steel billets	2.60%	11.07%	8.06%	8.14%
Total Gross Profit Margin	-1.40%	10.39%	2.22%	7.66%

The Company sold 146,689 and 226,997 metric tons of steel plates for the three months ended September 30, 2012 and 2011, respectively. The Company sold 443,065 and 708,731 metric tons of steel plates for the nine months ended September 30, 2012 and 2011, respectively.

The Company sold 164,331 and 55,672 metric tons of steel wires and bars for the three months ended September 30, 2012 and 2011, respectively. The Company sold 345,902 and 57,325 metric tons of steel wires and bars for the nine months ended September 30, 2012 and 2011, respectively.

The Company sold 35,957 and 69,342 metric tons of steel billets for the three months ended June 30, 2012 and 2011, respectively. The Company sold 121,559 and 235,696 metric tons of steel billets for the nine months ended September 30, 2012 and 2011, respectively.

17.	Subsequent Event

On October 8, 2012, the Company received a RMB 19,000,000 ($3,022,900) short-term borrowing from Credit Union. The loan bears interest at 7.28% per annum and will be due on April 17, 2013. The loan is secured by the equipment of Hongrong.

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

The Company completed construction of steel production phase II in 2009, which increased steelmaking capacity to 2.3 million metric tons in 2009 from 1.3 million tons in 2008. Annualized production of steelmaking to total capacity utilization rate was approximately 61% and 64% for the three months ended September 30, 2012 and 2011, respectively. Annualized production of steelmaking to total capacity utilization rate was approximately 52% and 60% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in capacity utilization rate in 2012 resulted from a reduced  market demand for steel products during 2012.

In addition to steelmaking capacity, the Company currently has 2 million metric tons of steel rolling production capacity (including steel plate and steel bar production). Annualized production of steel rolling to total capacity utilization rate was approximately 61% and 57% for the three months ended September 30, 2012 and 2011, respectively. Annualized production of steel rolling to total capacity utilization rate was approximately 52% and 51% for the nine months ended September 30, 2012 and 2011, respectively.

Due to the nature of its business, the Company has significant exposure to the fluctuation of raw materials and energy prices as part of its normal operations. There are many factors of our business which are impacted by prevailing market conditions, specifically, a change in the raw material and energy pricing environment will influence our inventory levels and purchasing decisions which will, ultimately, impact our realized gross margin. The Company’s management operational decisions are a direct response to the market and, as such, will change as market conditions change. The Company does not -undertake any hedging strategies to mitigate the fluctuation of market price. Therefore, the fluctuation of commodity price will have a direct impact on our operation through the price change in local steel market.

The Company subcontracted Wu'an Hongrong Iron & Steel Co. Ltd (“Hongrong”), a related party, to process molten iron prior to February 2010. Beginning from February 2010, the Company terminated the subcontracting relationship with Hongrong and began purchasing processed molten iron from Hongrong at the prevailing market price on the local iron market, in accordance with a supply agreement. This change had no material impact on our gross profit margin since the subcontracting fees paid was commensurate with the gross profit of manufacturing molten iron in the local market.

For the three months ended September 30, 2012, 59% of the Company’s total purchase was from Hongrong, and 32% of the total purchase was from an unrelated party. For the comparable period of 2011, 98% of the total purchases were from Hongrong. No purchase from other vendors was over 5%. For the nine months ended September 30, 2012, 62% of the Company’s total purchase was from Hongrong, and 32% of the total purchase was from an unrelated party. For the comparable period of 2011, 98% of the total purchases were from Hongrong. No purchase from other vendors was over 5%. The decrease in purchase form Hongrong was mainly due to the maintenance of the blast furnace and construction of a new blast furnace in Hongrong.  It is expected that once the blast furnace is completed by late November, the purchases from Hongrong will increase and the third party purchases will decrease.
For the three months ended September 30, 2012 and 2011, there were two (2) and three (3) major customers that accounted for approximately 48% and 38% of the Company’s total sales, respectively. Each of major customer accounted 25% and 23% of total sales for three months ended September 30, 2012, and 14%, 14% and 10% of total sales for the three months ended September 30, 2011, respectively.

For the nine months ended September 30, 2012 and 2011, there were two (2) major customers that accounted for approximately 42% and 35% of the Company’s total sales, respectively. Each of major customer accounted 22% and 20% of total sales for nine months ended September 30, 2012, and 18% and 17% of total sales for the nine months ended September 30, 2011, respectively.

Excessive steel production capacities, lack of demand for steel products and higher iron ore, coking coal and material costs are major challenges that the Chinese steel industry has encountered today after more than twenty years of expansion and development in China. According to Association of Chinese Steel Industry, steel manufactures Chinese comprehensive price index of steel products (“CSPI”), an index combined various price of steel products, an economic indicator of market demand for steel products, was decreasing continuously from the beginning of 2012. At September 30, 2012, CSPI was 102.45, a decrease of 18 points compared to 120.45 at December 31, 2011; a decrease of 29.85 points compared to 132.30 at September 30, 2011. Though the price of iron ore, coking coal and other materials were decreased in the same period, the extent of decrease in raw material was less than the decrease in the price of steel products. Many Chinese steel manufacturers incurred losses in 2012. It was estimated by the “Association of Chinese Steel Industry” that 45% of steel manufacturers were experiencing losses during the nine months ended September 30, 2012. This loss percentage increased 11 points from 34% estimated for the six months ended June 30, 2012. The recovery of the Chinese steel market is still uncertain and will largely depend on the expected new Chinese government and its new economic development policy and bounce-back of the world economy.

During the three and nine months ended September 30, 2012, the decrease in sales price was greater than the decrease in cost of production had a material negative impact on the Company’s operation results. The Company incurred losses for the three months ended September 30, 2012. If the deterioration of steel market continues, the Company may have further losses in the remainder of 2012.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

Comparison of Revenue for the Three Months Ended September 30, 2012 and 2011

	2012		2011
Products	Revenue	Quantity (Ton)	Revenue	Quantity (Ton)
Steel plates	$68,888,563	146,689	$141,829,798	226,997
Steel wires / bars	79,207,594	164,331	37,654,951	55,672
Steel billets	17,691,200	35,957	41,524,991	69,342
Byproducts and others	3,762,859	-	4,946,096	-
Products Total	$169,550,216	346,977	$225,955,836	352,011

Total sales for the three months ended September 30, 2012 were $169,550,216, a decrease of $56,405,620, or 25%, compared to $225,955,836 in the comparable period in 2011. Of the decreased revenues, approximately $59 million, or 104% of the decrease was due to a decrease in average sales price of steel products; 2% of the decrease was due to a decrease in the revenue of byproducts and other income; the decrease in revenue was offset by a 6% increase in revenue resulted from increase in steel wires/bars sales quantities offset by the decrease in selling quantity of steel plates and steel billets.

Revenue from steel plates was $68,888,563 in 2012, a decrease of $72,941,235, or 51% compared to $141,829,798 in 2011. The Company sold 146,689 tons of steel plates in 2012, a decrease of 80,308 ton or 35%, compared to 226,997 tons in 2011. The Company reduced its production of steel plates in the reporting period of 2012 due to lower sales price and lack of market demand. The average unit sales price of steel plates was approximately $470 per ton during the three months ended September 30, 2012, a decrease of $155 per ton, or 25%, from $625 in 2011.

In 2011, the Company modified steel bar production line to produce steel wires to adapt to the market demand. Production of steel wires helped the Company to alleviate the negative market impact to certain extent in 2012. During three months ended September 30, 2012, revenue from steel wires was $79,207,594, an increase of 41,552,643, or 110%, compared to 37,654,951 in the comparable period of 2011. The Company sold 164,331 metric tons of steel wires, an increase of 108,659 metric tons, or 195%, compared to 55,672 in the same period in 2011. However, the increase of sales was offset by the decrease in the sales price. The average unit sales price of steel wires was approximately $482 per ton during the three months ended September 30, 2012, a decrease of $194 per ton, or 29%, from $676 in the comparable period in 2011.

Revenue from steel billets was $17,691,200 in the three months ended September 30, 2012, a decrease of $23,833,791, or 57%, compared to $41,524,991 in the comparable period of 2011. The Company sold 35,957 metric tons of steel billets in the three months ended September 30, 2012, a decrease of 33,385 metric tons, or 48%, compared to 69,342 metric tons in the comparable period in 2011. The average unit sales price of steel billets was approximately $492 per ton during the three months ended September 30, 2012, a decrease of $107 per ton, or 18%, from $599 in the three months ended September 30, 2011. Steel billets are semi-finished products that can be used to produce steel plates, steel bars and steel wires with further processing, or they can be sold directly in the market. The Company sold less steel billets in the three months ended September 30, 2012, which was mainly attributable to lower sales price and relative lower customer demand caused by the down market condition.

Byproducts and others consist of the reselling of offcuts of steel plates, steel drop and oxygen gas. and others. Byproducts and others sales were $3,762,859 in the three months ended September 30, 2012, a decrease of $1,183,237, or 24%, compared to $4,946,096 in the comparable period of 2011. The Company does not sell its byproduct in its regular daily sales activities. The selling of byproducts depends on the market condition as byproducts may be reused as raw materials in our production.

Comparison of Cost of Revenue for the Three Months Ended September 30, 2012 and 2011

Costs of Revenue	2012	2011
Steel plates	$74,576,323	$132,399,026
Steel wires / bars	79,810,988	32,041,516
Steel billets	17,230,547	36,929,465
Byproducts and others	310,106	1,115,098
Total Cost of Revenue	$171,927,964	$202,485,105

Gross Profit Margin	2012	2011
Steel plates	-8.26%	6.65%
Steel wires / bars	-0.76%	14.91%
Steel billets	2.60%	11.07%
Total Gross Profit Margin	-1.40%	10.39%

Cost of revenue totaled $171,927,964 for the three months ended September 30, 2012, a decrease of $30,557,141, or 15% compared to $202,485,105 in the comparable period of 2011. Of the decreased cost of revenue, approximately $28 million or 91% of the decrease was due to the decrease in raw material price, $2 million, or 7% of the decrease was due to decrease in production quantities and remaining 2% of the decrease was due to decrease in byproducts and others.

The Company does not buy any commodity products to hedge the fluctuation of market price. However, the fluctuation of commodity price will have a direct impact on our operation through the price changes in the local steel market. The average cost of revenue of steel plates was approximately $508 per ton in the three months ended September 30, 2012, a decrease of $75 per ton, or 13%, from $583 in the comparable period of 2011. The average cost of revenue of steel wires was approximately $486 per ton in the three months ended September 30, 2012, a decrease of $90, or 16%, compared to $576 in the comparable period of 2011. The average cost of revenue of steel billets was $479 per metric ton, a decrease of $54, or 10%, compared to $533 per metric ton in the comparable period of 2011. The Company actively manages the production volume and type of steel products manufactured to maximize net profit or reduce the loss in response to the fluctuations in market conditions.

Comparison of Operating Expenses for the Three Months Ended September 30, 2012 and 2011

Selling, General and Administrative expenses consist of allowance for bad debts, selling expenses, professional service fees and other general and administrative expenses. Total operating expenses were $745,151 in the three months ended September 30, 2012, a decrease of 100,893, or 12%, compared to $846,044 in the comparable period of 2011. Operating expenses – non related parties was $579,364 in the three months ended September 30, 2012, a decrease of $40,729, or 7%, compared to $620,093 in the comparable period of 2011. The decrease in operating expenses – non related parties was mainly attributable to $232,000 decrease in financing costs in connection with the Raiffeisen Bank loan, offset by the increase in allowance for impairment of advance to suppliers and business taxes. The Company made an allowance for potentially forfeited advances to suppliers based on aging commenced from the quarter ended March 31, 2012. The Company incurred $62,250 professional service and consulting fees in the three months ended September 30, 2012, a decrease of 4,580 or 7% as compared to $66,830 in the comparable period of 2011. The Company expects that professional service fees will increase as a result of the Company being listed in the US security market.

The operating expenses – related parties were $165,787 in the three months ended September 30, 2012, a decrease of $60,164, or 27%, compared to $225,951 in the comparable period of 2011. The operating expenses – related parties represented service fees charged by YBS Group. YBS Group owns 70% of the equity interest of Hongri. It provides various services to its subsidiary companies, including market and industrial information, public relationship, various government agents’ relationship, coordination of recycling of byproducts among the subsidiaries and executive officers’ salaries. YBS group charged a service fee based on countable expenses and fixed service fee. Commencing in 2010, YBS Group charged Hongri as a fixed service fee of 0.1% of Hongri’s revenue. Service fees consisted of management salaries, trainings, consultations, common area charges and other fees. The management believes that 0.1% of revenue is a reasonable charge method and the Company estimated that service fee would be similar or marginally higher than current charged fees if the services had provided by third parties. In addition to the fixed service fee, YBS Group will charge itemized services and expenses to the Company if such service and expenses incurred. Executive officers’ salaries were stand-alone expenses. Such expenses were $15,911 and $15,580 for the three months ended September 30, 2012 and 2011, respectively.

Comparison of Other Expenses for the Three Months Ended September 30, 2012 and 2011

Other expenses consist of interest expense and interest income. Total net other expenses were $625,381 in the three months ended September 30, 2012, compared to $1,382,208 in the comparable period of 2011. Interest expense for bank and private borrowings was $652,059 and $222,538 in the three months ended September 30, 2012 and 2011, respectively. The increase of interest expense for bank borrowings mainly resulted from the increase in short-term bank and private loan borrowings and in increase in interest rate. During the three months ended September 30, 2012, the average loan balance outstanding was approximately $8,888,000 and the average loan interest rate was 8.72%. During the comparable period of 2011, the average loan balance outstanding was approximately $4,268,000 and the average loan interest was 8.41%. Other interest expense in connection with the related party loans was $177,674 and $1,206,802 in the three months ended September 30, 2012 and 2011, respectively. The decrease in interest expense – related parties resulted from repayments of equipment loans – related parties in 2012.

Comparison of Income Tax for the Three Months Ended September 30, 2012 and 2011

The provision for income tax of $0 and $2,887,528 for the three months ended September 30, 2012 and 2011, respectively and arose from foreign income tax incurred and or paid to the Chinese tax authority. The Standard corporation income tax rate is 25% currently in PRC. Hongri applied for foreign investment enterprise exemption, and the application was approved by the local tax authority in 2007. Hongri was entitled to a tax holiday of full (100%) income tax exemption starting from the first profitable year of 2008 through 2009 and then a 50% reduction in income tax for additional three (3) years commencing 2010. The reduced income tax rate is 12.5% for the years ended December 31, 2010, 2011 and 2012. The Company incurred loss from its operation during the three months ended September 30, 2012. Management believes that the realization of the benefits from these losses appears uncertain due to the complicated application and approval procedures regulated by Chinese tax authority. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Comparison of Net Income for the Three Months Ended September 30, 2012 and 2011

The Company incurred losses of $3,748,280 from its operations in the three months ended September 30, 2012, compared to the net income of $18,354,951 in the comparable period of 2011. The decrease of net income was attributable primarily to decrease in sales price of the Company’s products as discussed above. The average sales price per ton decreased in 24%, a 10 percentage higher than 14% of the decrease in average cost of sales per ton.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Comparison of Revenue for the Nine Months Ended September 30, 2012 and 2011

	2012		2011
Products	Revenue	Quantity (Ton)	Revenue	Quantity (Ton)
Steel plates	$234,481,468	443,065	$439,293,501	708,731
Steel wires / bars	184,161,945	345,902	38,583,974	57,325
Steel billets	64,758,880	121,559	137,666,819	235,696
Byproducts and others	8,748,940	-	14,735,659	-
Products Total	$492,151,233	910,526	$630,279,953	1,001,752

Total sales for the nine months ended September 30, 2012 were $492,151,233, a decrease of $138,128,720, or 22%, compared to $630,279,953 in the nine months ended September 30, 2011. Of the decreased revenues, approximately $95 million or 69% of the decrease was due to decrease in average sales price; $37 million or 27% was due to decrease in selling quantity of steel plates and steel billets off set by increase of new steel wire product; the remaining decrease was related to byproducts and others.

Revenue from steel plates was $234,481,468 in the nine months ended September 30, 2012, a decrease of $204,812,033, or 47% compared to $439,293,501 in the nine months ended September 30, 2011. The Company sold 443,065 tons of steel plates in the nine months ended September 30, 2012, a decrease of 265,666 tons or 37%, compared to 708,731 tons in the comparable period of 2011. The Company reduced its production of steel plates in the nine months ended September 30, 2012 due to lack of market demand. The average unit sales price of steel plates was approximately $529 per ton during the nine months ended September 30, 2012, a decrease of $91 per ton, or 15%, from $620 in the nine months ended September 30, 2011.

In 2011, the Company modified steel bar production line to produce steel wires to adapt to the market demand. Production of steel wires helped the Company to alleviate the negative market impact to certain extent in 2012. During nine months ended September 30, 2012, the Company sold 345,902 metric tons of steel wires and bars, which generated $184,161,945 of revenue. In the comparable period of 2011, the Company sold 57,325 metric tons of steel wires and bars with revenue of $38,583,974. Other than $929,023 steel bars revenue, there was no steel wires production in the first six months of 2011. During three months ended September 30, 2012, revenue from steel wires was $79,207,594, an increase of 41,552,643, or 110%, compared to 37,654,951 in the comparable period of 2011.

Revenue from steel billets was $64,758,880 in the nine months ended September 30, 2012, a decrease of 72,907,939, or 53%, compared to $137,666,819 in the comparable period of 2011. The Company sold 121,559 metric tons of steel billets in the nine months ended September 30, 2012, a decrease of 114,137 tons, or 48%, compared to 235,696 metric tons in the comparable period of 2011. Steel billets are semi-finished products that can be used to produce steel plates or steel bars and steel wires with further processing, or they can be sold directly in the market. The Company sold fewer steel billets in the nine months ended September 30, 2012, which was mainly attributable to a relative lower customer demand and down market condition.

Byproducts consist of the reselling of offcuts of steel plates, steel drop and oxygen gas. Byproducts and others income were $8,748,940 in the nine months ended September 30, 2012, a decrease of $5,986,719, or 41%, compared to $14,735,659 in the comparable period of 2011. The Company does not sell its byproduct in its regular daily sales activities. The selling of byproducts depends on the market condition as byproducts may be reused as raw materials in our production.

Comparison of Cost of Revenue for the Nine Months Ended September 30, 2012 and 2011

Costs of Revenue	2012	2011
Steel plates	$241,787,579	$421,433,705
Steel wires / bars	178,480,622	32,965,278
Steel billets	59,539,101	126,459,330
Byproducts and others	1,440,696	1,115,098
Total Cost of Revenue	$481,247,998	$581,973,411

Gross Profit Margin	2012	2011
Steel plates	-3.12%	4.07%
Steel wires / bars	3.08%	14.56%
Steel billets	8.06%	8.14%
Total Gross Profit Margin	2.22%	7.66%

Cost of revenue totaled $481,247,998 for the nine months ended September 30, 2012, a decrease of $100,725,413, or 17% compared to $581,973,411 in the comparable period of 2011. Of the decreased cost of revenue, approximately $48 million or 47% of the decrease was due to the decrease in unit cost of sales; approximately $53 million, or 53% of the decrease was due to decrease in production quantities of steel plates and steel billets, offset by the increase of steel wires.

The Company does not buy any commodity products to hedge the fluctuation of market price. However, the fluctuation of commodity prices will have a direct impact on our operation through the price changes in the local steel market. The average cost of revenue of steel plates was approximately $546 per ton in the nine months ended September 30, 2012, a decrease of $49 per ton, or 8%, from $595 in the comparable period of 2011. The average cost of revenue of steel billets was $490 per ton in the nine months ended September 30, 2012, a decrease of $47, or 9%, from $537 in the comparable period of 2011. The average cost of revenue of steel wires/bars was approximately $516 per ton in the nine months ended September 30, 2012, a decrease of $59, or 10%, from $575 in the comparable period of 2011. There was no sale of steel wires during the six months ended June 30, 2011. The Company actively manages the production volume and type of steel products manufactured to maximize net profit in response to the fluctuations in market conditions.

Comparison of Operating Expenses for the Nine Months Ended September 30, 2012 and 2011

Selling, General and Administrative expenses consist of allowance for bad debts, selling expenses, professional service fees and other general and administrative expenses. Total operating expenses were $2,989,116 in the nine months ended September 30, 2012, an increase of 880,334, or 42%, compared to $2,108,782 in the comparable period of 2011. Operating expenses – non related parties was $1,940,420 in the nine months ended September 30, 2012, an increase of $461,040, or 31%, compared to $1,479,380 in the comparable period of 2011. The increase in operating expenses – non related parties was mainly attributable to $860,201 increase in allowance for impairment of advance to suppliers, which was offset by $57,218 decrease in allowance for doubtful accounts receivable. The Company made an allowance for potentially forfeited advances to suppliers based on aging commenced from of the quarter ended March 31, 2012. The Company incurred $492,015 professional service and consulting fees in the nine months ended September 30, 2012, such fees were $374,308 in the comparable period of 2011. The Company expects that professional service fees will increase continually as a result of the Company’s effort to be listed in the US security market.

The operating expenses – related parties were $1,048,696 in the nine months ended September 30, 2012, an increase of $419,294, or 67%, compared to $629,402 in the comparable period of 2011. The operating expenses – related parties represented service fees charged by YBS Group. YBS Group owns 70% of the equity interest of Hongri. It provides various services to its subsidiary companies, including market and industrial information, public relationship, various government agents’ relationship, coordination of recycling of byproducts among the subsidiaries and executive officers’ salaries. YBS group charged a service fee based on countable expenses and fixed service fee. Commencing in 2010, YBS Group charged Hongri a fixed service fee of 0.1% of Hongri’s annual revenue. Service fees consisted of management salaries, trainings, consultations, common areas charges and other fees. The management believes that 0.1% of revenue is reasonable. The Company estimated that service fee would be similar or marginally higher than current charged fees if the services had provided by third parties. In addition to the fixed service fee, YBS Group will charge itemized services and expenses to the Company if such service and expenses incurred. Among the services fees in the nine months ended September 30, 2012, $560,254 was an itemized charge in connection with the refinancing of the RMB 180 million loan from Raiffeisen Bank. Executive officers’ salaries were stand-alone expenses. Such expenses were $47,531 and $46,229 for the nine months ended September 30, 2012 and 2011, respectively.

Comparison of Other Expenses for the Nine Months Ended September 30, 2012 and 2011

Other expenses consist of interest expense and interest income. Total net other expenses were $3,723,446 in the nine months ended September 30, 2012, compared to $4,147,036 in the comparable period of 2011. Interest expense for bank and private borrowings was $2,518,114 in the nine months ended September 30, 2012, an increase of $1,720,980, or 216%, compared to $797,134 in the comparable period of 2011. The increase of interest expense for bank and private loan borrowings mainly resulted from the increase in short-term bank and private loan borrowings and in increase in interest rate. During the nine months ended September 30, 2012, the average loan balance outstanding was approximately $24,051,000 and the average loan interest rate was 8.77%. During the comparable period of 2011, the average loan balance outstanding was approximately $9,020,513 and the average loan interest was 8.32%. Other interest expense in connection with the related party loans was $1,464,263 and $3,405,577 in the nine months ended September 30, 2012 and 2011, respectively. The decrease in interest expense – related parties resulted from repayments of equipment loans – related parties in 2012.

Comparison of Income Tax for the Nine Months Ended September 30, 2012 and 2011

The provision for income tax of $1,384,392 and $5,858,792 for the nine months ended September 30, 2012 and 2011, respectively and arose from foreign income tax incurred and or paid to the Chinese tax authority. The Standard corporation income tax rate is 25% currently in PRC. Hongri applied for foreign investment enterprise exemption, and the application was approved by the local tax authority in 2007. Hongri was entitled to a tax holiday of full (100%) income tax exemption starting from the first profitable year of 2008 through 2009 and then a 50% reduction in income tax for additional three (3) years commencing 2010. The reduced income tax rate is 12.5% for the years ended December 31, 2010, 2011 and 2012. The Company incurred loss from its operation during the three months ended September 30, 2012. The losses in the three months ended September 30, 2012 brought effective tax rates to 29.5% for the nine months ended September 30, 2012. Management believes that the realization of the benefits from these losses appears uncertain due to the complicated application and approval procedures regulated by Chinese tax authority. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Comparison of Net Income for the Nine Months Ended September 30, 2012 and 2011

Net income totaled $2,806,281 in the nine months ended September 30, 2012, a decrease of $33,385,651, or 92%, compared to the net income of $36,191,932 in the comparable period of 2011. The Company incurred losses of $3,748,280 from its operations in the nine months ended September 30, 2012, compared to the net income of $18,354,951 in the comparable period of 2011. The decrease of net income was attributable primarily to decrease in sales price of the Company’s products as discussed above. The average sales price per ton decreased in 14%, 5 percentage higher than 9% of the decrease in average cost of sales per ton.

Liquidity and Capital Resources

The Company incurred losses of $3,748,280 in the three months ended September 30, 2012. However, the Company still had positive cash inflow from operating approximately $6.4 million during the three months ended September 30, 2012, and $41.3 million for the nine months ended September 30, 2012. The Company’s decision to modify steel bar production line to produce steel wires to adapt to the market demand in 2011helped the Company to alleviate some the negative market impact in 2012. During the three months ended September 30, 2012, the revenue from steel wires increased 110% compared to the comparable period of 2011. The revenue from steel wires accounted 47% of total revenue in the three months ended September 30, 2012.

The cash flow generated from our operations can support our daily operations currently. Nevertheless, it may not be enough to support our operation in the future if the deterioration of steel market continuous. The Company is facing rigorous challenges in the remainder of 2012 and the coming 2013, including unfavorable steel industry cycles, unforeseeable recovery of world economy and uncertainty of political environment resulting from change of leadership in China. All those factors may have a negative impact on our operations and cash flows. It is difficult to predict and mitigate these unfavorable trends. Management will continuously monitor these negative factors and determine the production based on the demand of market, cash on hand and available credit facilitates.

In addition, the Company plans to add a new production line to produce a coated steel product, known as Galvalume, which is primarily used in the automotive and home appliance industries. To implement this expansion strategy, it is estimated that we will require at least $80 million. Management believes that our available cash will not be sufficient to fund our expansion requirements and therefore, the Company will look for external sources such as debt or equity financings. However, there is no assurance that any such required funds from external sources will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders. If such required funds from outside sources are limited, or not available, then the Company will adjust its expansion plan accordingly.

Relevant PRC statutory laws and regulations restrict certain payments, such as dividends, loans or advances, from the Companies’ registered capital. Such restricted capital amounted to approximate $15,244,000 as of September 30, 2012. The Company is also required to allocate a portion of its after-tax profits to the statutory reserve. Annual appropriations to the statutory reserve are required to be at least 10% of the enterprise’s after-tax net income determined under Chinese GAAP. When the surplus reserves account balance is equal to or greater than 50% of the Company’s paid-in capital, no further allocation to the surplus reserve account is required. As of September 30, 2012, the Company’s reserved fund totaled $6,530,869. In addition, our ability to use revenue generated in RMB to fund any future business activities outside of China or to make dividend or other payments in U.S. dollars is limited due to the regulations of PRC’s currency exchange. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB in the future.

The Company currently intends to retain all earnings, if any, for use in its business operations. We have no plan to repurchase our common stock, nor declare any dividends in the near future.

The Company will have obligations to pay expenses in US dollars in connection with its status as a public company listed in the US security market, including audit, legal, contracted CFO and other SEC filing related service fees. These service fees are usually wired to the Company’s US bank account or paid to vendors directly from China as satisfying such obligations, which is allowed under the current PRC regulations. Other than these service fees, the Company has no significant obligations outside the PRC currently. The Company had cash of $1,100,439 and $1,737,495 as of September 30, 2012 and December 31, 2011, respectively. Most of the Company’s funds are kept in financial institutions in China, which do not provide insurance for deposits.

It has been the intent of the management to accelerate repayments of equipment loans, which were due to the related parties. During the nine months ended September 30, 2012, the Company repaid $41,892,031 equipment loans to YBS Group by offsetting its advances to related parties in previous year; the Company repaid $16,487,701 equipment loans to Hongrong by offsetting its advances to related parties in current year. The remaining equipment loan balance is $3,938,219.

The Company’s advances to related parties were $176,815,708 as of September 30, 2012, an increase of $99,399,423, or 128%, compared to $77,416,285 at December 31, 2011. The increase in advances to related parties resulted mainly from advance to Hongrong, the Company’s major molten iron supplier. The Company is in favor of Hongrong as its primary molten iron supplier. It will reduce the transportation cost and steel making cost since Hongrong is located nearby Hongri. Hongrong has a new blast furnace ready for production and to guarantee the Company has enough molten iron supply,  the Company advanced more funds to Hongrong in order to ensure that at least 3 months of current volume demand is available for immediate use in Hongrong’s blast funace.   The advance to Hongrong was $176,653,491 as of September 30, 2012, an increase of $120,312,523 compared $56,340,968 at December 31, 2011. Most of these advances related to the purchase of raw materials and other supplies in routine business and were short term in nature. The balance of advances to Hongong approximated 100 days of cost of sales  at the current production level. To the extent the demand is actually lower, or there are further price reductions on raw materials already purchased, the gross profit margin, results of operations and cash flow may be negatively impacted.

The Company’s accounts payable were $96,776,076 at September 30, 2012, an increase of 73,680,249, compared $23,095,827 at December 31, 2011. The increase in accounts payable resulted mainly from increased payable balance to one new major pig iron supplier of the Company. The payable to such supplier amounted $73,659,103 and $0 at September 30, 2012 and December 31, 2011, respectively. The accounts payable balance is interest free and the Company has no specific terms of accounts payable with this vendor. The Company will pay this payable from cash generated from its operation currently. If the deterioration of steel market continues and the sales prices are further decreased, the Company’s ability to pay these payables from its operation is limited. The Company may require additional funding from external source, either debt or equity financing.  We cannot be sure funding will be available on reasonable terms when we require funding.

Advance from customers was $86,023,316 at September 30, 2012, an increase of $72,765,829, compared to $13,257,487 at December 31, 2011. The sales prices of steel products are fluctuated daily. Timing of buying and selling is one of the keys for profit. In order to get the Company’s products with priority whenever the price of steel products are going up, the customer will deposit certain amount of money in Company’s account. During nine months ended September 30, 2012, two major customers increased approximately $48.4 million deposit in the Company’s account. These deposits are short term in nature and are interest free. If the deterioration of steel market continues and the sales prices are further decreased, some of the customer may recall their deposits. If it happens, it will have negative impact on Company’s cash flows. The Company may require additional funding from external source, either debt or equity financing.  We cannot be sure funding will be available on reasonable terms when we require funding.

Net cash provided by operating activities was $41,261,887 in the nine months ended September 30, 2012. Net cash used in operation activities was $8,038,555 in the nine months ended September 30, 2011. The increase in net cash provided by operating activities in 2012 was mainly due to the following factors: A $33,385,651 negative change in net income ($2,806,281 in 2012 and $36,191,932 in 2011). A $14,543,820 positive change in accounts receivable ($14,929,348 decrease in accounts receivable in 2012, $385,528 decrease in accounts receivable in 2011) resulted from more subsequent collections in 2012. A $6,177,200 negative change in accounts receivable from related parties ($0 in accounts receivable – related parties in 2012, $6,177,200 increase in 2011) resulted from no accounts receivable from related parties in 2012. A $5,138,135 positive change in bank notes receivable ($2,104,142 decrease in 2012 and $3,033,993 increase in 2011) resulted from reduced amount of bank notes receivable in 2012. A $6,066,605 positive change in inventories ($6,325,459 decrease in inventories in 2012; $258,854 decrease in inventories in 2011) resulted from the Company purchasing molten iron from Hongrong, a related party, beginning from February 2010 instead of outsourcing the production and consequently reduced related inventories. A $97,699,904 negative change in advances to related parties ($140,477,692 increase in advance to related parties in 2012 and $42,777,788 increase in advance to related parties in 2011) resulted from the Company’s expectation for increasing demand of molten iron from Hongrong in the remaining of 2012. A $78,621,582 positive change in accounts payable ($73,122,036 increase in accounts payable in 2012; $5,499,546 decrease in accounts payable in 2011) resulted from the Company purchased 32% of its total purchase from a third party vendor, a pig iron supplier during the nine months ended September 30, 2012. A $4,887,355 positive change in accounts payable to related parties ($474,397 increase in 2012; $4,412,958 decrease in 2011) resulted from less accounts payables to related parties paid off in 2012 than in 2011. A $1,412,006 positive change in accrued expenses ($205,294 decrease in 2012; $1,617,300 decrease in 2011) resulted from more paid off and less accrued in 2011 than in 2012. A $83,945,372 positive change in advances from customers ($72,227,077 increase in 2012; $11,718,295 decrease in 2011) resulted from two major customer’s increased prepayments.

Net cash used in investing activities was $11,493,538 and $12,578,737, respectively, in the nine months ended September 30, 2012 and 2011. Those expenditures were primarily related to the steel wire production line and replacement, or modification of current production lines equipment.

Net cash used in financing activities was 30,376,270 in the nine months ended September 30, 2012. During the nine months ended September 30, 2012, the Company repaid total of $72,666,200 and renewed and borrowed total of $60,028,600 from Raiffeisen Bank pursuant to a revolving loan agreement (the “Amendment Agreement II”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”) signed on June 28, 2011 and amended on July 23, 2012 and September 18, 2012 subsequently. The Amendment Loan Agreement II provides for a revolving credit facility in an aggregate principal amount of RMB 100,000,000 ($15,911,000) which shall be used as working capital only and could not exceed 180 days. The Company repaid total of $10,426,020 and renewed and borrowed total of $7,424,590 from credit Union. During nine months ended September 30, 2012, the Company repaid equipment loans of $16,487,701 to Hongrong. The Company received $2,663,374 short term loan from related parties and repaid $3,611,194 to related parties. The Company received $1,895,640 deposit returned by bank as collateral for bank notes payable. The Company paid $445,322 to related parties for obligation under capital lease in 2012.

Net cash provided by financing activities was 18,010,093 in the nine months ended September 30, 2011. On June 28, 2011, Hongri entered into a loan agreement (the “Loan Agreement”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The Loan Agreement provides for a revolving credit facility in an aggregate principal amount of RMB 180,000,000 which shall be used as working capital. On August 24, 2011, Hongri received RMB 180,000,000 ($27,797,400) on August 31, 2011. The Company also received $310,951 from private placement closed on January 28, 2011 (“PP1”) and private placement closed on February 7, 2011 (“PP2”).  In the nine months ended September 30, 2011, the Company paid $2,934,170 deposit to a bank as collateral to bank notes payable and $2,316,450 to Raiffeisen bank as a security deposit of bank loan. The Company also repaid $3,721,763 related party loan, $721,099 employee loan and $404,776 to related parties for obligation under capital lease.

Short-term Borrowings

Bank and Private Loan Payable

Bank and private loans at September 30, 2012 and December 31, 2011 consisted of the following:

		2012	2011
To Credit Union
Interest at 6.10%, payable March 29, 2012	(a)	$-	$3,019,100
Interest at 13.12%, payable September 19, 2012	(b)	-	3,019,100
Interest at 11.40%, payable September 24, 2013	(c)	3,023,090	-
To Raiffeisen Bank International AG Beijing Branch
Interest at 7.93%, due by February 27, 2012	(e)	-	28,602,000
Interest at 7.31%, due varied from January to February 2013	(f)	15,911,000	-
To a Private Loan
Interest at 10.50%, payable January 10, 2013	(d)	1,256,969	-
Total Short Term Bank Loans		$20,191,059	$34,640,200

(a) On September 30, 2011, the Company received a RMB 19,000,000 ($3,019,100, translated at December 31, 2011 exchange rate) short-term borrowing from Credit Union. The loan was a “working capital” loan that bore interest at 6.10% per annum and was repaid on March 23, 2012.

(b) On September 22, 2011, the Company received a RMB 19,000,000 ($3,019,100 translated at December 31, 2011 exchange rate) short-term borrowing from Credit Union. The loan was a “working capital” loan that bore interest at 13.12% per annum and was repaid on September 19, 2012.

(c) On March 26, 2012, the Company received a RMB 19,000,000 ($3,023,090) short-term borrowing from Credit Union. The loan bore interest at 7.93% per annum and was repaid on September 25, 2012. Upon repayment, the Company borrowed a new RMB 19,000,000 ($3,023,090) loan on September 25, 2012. The loan is a “working capital” loan that bears interest at 11.40% per annum and due on September 24, 2013. The loan is secured by the equipment of Hongrong.

The total value of the collateral for the above mentioned bank loans is RMB 70,967,104 ($11,292,576).

(d) On January 20, 2012, the Company received a RMB 7,900,000 ($1,256,969) short-term borrowing from a private lender. The loan bears interest of 10.50% per annum and is due on January 10, 2013.

(e) On June 28, 2011, Hongri entered into the Loan Agreement with Raiffeisen. The Loan Agreement provides for a revolving credit facility in an aggregate principal amount of   RMB 180,000,000 (approximately $28,602,000 translated at the rate of December 31, 2011) which used as working capital. Each borrowing could not exceed 180 days or days the Bank agreed during the Agreement period.

On August 24, 2011, Hongri deposited RMB 15,000,000 ($2,383,500, translated at December 31, 2011 exchange rate) into Raiffeisen to execute the revolving loan agreement, which was recorded as restricted cash. On August 31, 2011, the Company received the first borrowing RMB 180,000,000 ($28,602,000) which was due by February 27, 2012. The Company repaid its outstanding balance as of February 24, 2012.  Upon the repayment, the Company acquired the second borrowing in the total amount of RMB 180,000,000 from Raiffeisen Bank. The second borrowing was due by varied from July to August 2012. On June 27, 2012, the Company repaid RMB 60,000,000 ($9,478,200, translated at the average rate of the nine months ended September 30, 2012). The remaining balance of RMB 120,000,000 ($18,956,400, translated at the average rate of the nine months ended September 30, 2012) was repaid in July (RMB 50,000,000) and August (RMB 70,000,000).

(f) On July 23, 2012, Hongri entered into an amendment agreement (the “Amendment Agreement I”) with Raiffeisen. The Amendment Agreement I provided for a revolving credit facility in an aggregate principal amount of RMB 120,000,000 (approximately $19,093,200, translated at the rate of September 30, 2012) which used as working capital only. Each borrowing could not exceed 180 days or days the Bank agreed during the Amendment Agreement period.

On September 18, 2012, Hongri entered into the Amendment Agreement II with Raiffeisen. The Amendment Agreement II provides for a revolving credit facility in an aggregate principal amount of RMB 100,000,000 (approximately $15,911,000, translated at the rate of September 30, 2012) which is used as working capital only. Each borrowing could not exceed 180 days or days the Bank agreed during the Amendment Agreement period. The Amendment Agreement II is to be terminated on January 31, 2014.

During August 2012, the Company borrowed total of RMB 100,000,000 ($15,797,000, translated at the average rate of the nine months ended September 30, 2012) and repaid all borrowed amount by the end of September 2012. Upon repayment, the Company borrowed separately total of RMB 100,000,000 ($15,911,000, translated at the rate of September 30, 2012). The loans bear interest rate of 7.31% per annual and are due varied from January 29, 2013 to February 28, 2013.

Pursuant to the Amendment Agreement II, borrowings will bear interest at 130.6% of the benchmark rates of similar loans published by the People’s Bank of China. Current benchmark interest rate for a six months loan is 5.6% revised on July 6, 2012. The borrowing interest is 7.31% currently. The interest is calculated on the daily basis and shall be paid on the 20th of the last month of each quarter. The borrowings are secured substantially by the following: all machinery and equipment of Hongri; a security deposit of RMB 10,000,000 (approximately $1,591,100) into the Raiffeisen bank as a collateral; corporate guaranty from Hebei Wu’an Yuanbaoshan Industry Group Co., Ltd. (“YBS group”), a majority shareholder of Hongri; and personal guaranty from Mr. Beifang Liu, Chairman of YBS group and Mr. Shenghong Liu, Chairman and Chief Executive Officer of the Company.

On October 8, 2012, the Company received a RMB 19,000,000 ($3,022,900) short-term borrowing from Credit Union. The loan bears interest at 7.28% per annum and will be due on April 17, 2013. The loan is secured by the equipment of Hongrong.

Short Term Loan Payable – Related Party

During 2011, the Company borrowed RMB 11,000,000 from a related party, Mr. Maisheng Liu, a senior manager of the Company. During the nine months ended September 30, 2012, the Company borrowed additional RMB 11,860,000 from Mr. Maisheng Liu and returned total of RMB 22,860,000 ($3,611,194) to Mr. Liu.

On June 28, 2012, the Company borrowed RMB 1,000,000 ($159,110) from Mr. Beifang Liu, director of the Company, and RMB 4,000,000 ($636,440) from Mr. Maisheng Liu, brother of the CEO of the Company. These payables are interest free and due on demand.

The weighted average short term loan balance consisting of financial institution and private loans and Binchang Liu, Beifang Liu and Maisheng Liu loans was $24,051,181 and $9,020,513 for the nine months ended September 30, 2012 and 2011, respectively. The weighted average interest rate for short term loan was 8.77% and 8.32% for the nine months ended September 30, 2012 and 2011, respectively.

Critical Accounting Policies and Estimates

In Note 2 to our audited consolidated financial statements for the years ended December 31, 2011 and 2010 included in the Form 10-K filed on March 29, 2012, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America (U.S. GAAP).

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet financing arrangements and has not established any special purpose entities. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

At September 30, 2012, our significant contractual obligations were as follows:

	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long Term Debts	$3,938,219	$-	$-	$-	$3,938,219
Capital Leases	631,937	1,410,809	1,632,398	2,737,588	6,412,732
Interest on Capital Leases	487,139	827,341	605,752	2,382,456	4,302,688
Interest on Equipment loans	196,911	-	-	-	196,911
	$5,254,206	$2,238,150	$2,238,150	$5,120,044	$14,850,550

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

Changes in Internal Control over Financial Reporting

During the period ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this quarterly report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Information about risk factors for the three months ended September 30, 2012, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2011 Annual Report on Form 10-K.

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

* Filed herewith.

** Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA INDUSTRIAL STEEL INC.

Dated: November 14, 2012	By:	/s/ Liu Shenghong
Liu Shenghong
Chief Executive Officer and Chairman
(Chief Executive Officer)

	By:	/s/ Xiaolong Zhou
Xiaolong Zhou
Chief Financial Officer
(Principal Accounting and Financial Officer)