Form 10-K
period 2012-12-31
China Industrial Steel Inc.
filed 2013-04-01
CIK 1510871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          ☐ Yes                ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes                 ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

As of June 30, 2012, there had been no trading in the registrant’s common equity.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☐ Yes  ☐ No

The number of shares of common stock outstanding as of March 29, 2013 is 73,620,391.

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

Except as otherwise indicated by the context, references in this Annual Report to “we”, “us”, “our” or the “Company” are to the consolidated businesses of China Industrial Steel Inc.. and its wholly-owned direct and indirect subsidiaries and variable interest entity (“VIE”), except that references to “our Common Stock”, “our shares of Common Stock” or “our capital stock” or similar terms shall refer to the common stock, par value $0.0001 per share, of China Industrial Steel Inc., a Maryland corporation (“CIS” or the “Registrant”).  “China” or “PRC” refers to the People’s Republic of China.  References to “RMB” refer to the Chinese Renminbi, the currency of the primary economic environment in which the Company operates.

Business Overview

China Industrial Steel Inc. (“CIS”) is a holding company that, through its wholly-owned Chinese subsidiary and its VIE, produces and sells steel plate, bar/wire and billet in China. The Company currently has an aggregate of 2.3 million metric tons of steel making capacity and 2 million metric tons of steel rolling production capacity (including steel plate and steel wire/bar production) in the facilities on approximately 1,000 acres in Handan city in Hebei province, PRC.

The Company serves various industries and produces a variety of steel products, including steel billet, steel plate, and steel wire/bar.  Our products are typically used in construction, equipment manufacturing and infrastructure projects. Steel billet is also occasionally sold to end users to develop into plates and bars.

Our principal executive offices are located at 110 Wall Street – 11th Floor, New York, NY, 10005 and our U.S. telephone number is (646) 328-1502 and the telephone number at our production facility in the PRC is (86)-310-5919498.

Corporate History

CIS was incorporated on January 27, 2010 under the laws of the State of Maryland. On February 5, 2010, CIS formed a wholly-owned subsidiary, Northern Steel Inc. (“Northern”), under the laws of the State of Colorado to facilitate the Company’s operations in China.

On July 15, 2010, Northern formed its wholly owned foreign enterprise in Handan city, Hebei province, China, Nuosen (Handan) Trading Co., Ltd (“Nuosen”), under the laws of China. Nuosen is a management company to manage operations in China.

Handan Hongri Metallurgy Co., Ltd. (“Hongri”) is a Chinese company located in Handan city, Hebei province, China. Hongri was incorporated under the Chinese laws and the approval of Commerce Bureau of Handan Municipal Government on March 7, 2007, with a registered capital of RMB 90,489,999 (approximately $12 million at historical exchange rate). Hongri is primarily engaged in the business of manufacturing and selling steel plate, steel wire/bar and steel billet for domestic customers and certain related parties.

Hebei Wu’an Yuanbaoshan Industry Group Co., Ltd (“YBS Group”) is an enterprise incorporated in Hebei province, China. YBS Group owns 70% equity interest of Hongri.

Fakei Investment (Hong Kong) Ltd (“Fakei”) is an enterprise incorporated in Hong Kong. Fakei owns 30% equity interest of Hongri.

On August 1, 2010, CIS, through Northern and its wholly owned foreign enterprise, Nuosen, entered into an Entrusted Management Agreement, an Exclusive Option Agreement, and a Covenants Agreement (collectively, the “Entrusted Agreements”) with Hongri and shareholders of Hongri, YBS Group and Fakei. The effect of the Entrusted Agreements is to cede control of management and economic benefits of Hongri to Nuosen. As consideration, CIS issued 44,083,529 restricted shares of its common stock, par value $0.0001, to Karen Prudente, a nominee and trustee for the shareholders of YBS Group entering into the Entrusted Agreements with Nuosen. CIS also issued 17,493,463 restricted shares of its common stock to the shareholders of Fakei in consideration of Fakei entering into the Entrusted Agreements with Nuosen.

The Entrusted Agreements empower CIS, through Northern and Nuosen, with the ability to control and substantially influence Hongri’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. As a result of these Entrusted Agreements, which obligate CIS to absorb a majority of expected losses of Hongri and enable CIS to receive a majority of expected residual returns from Hongri and because CIS has the power to direct the activities of Hongri that most significantly impact Hongri’s economic performance. CIS, through its wholly-owned subsidiaries, accounts for Hongri as its VIE under ASC 810-10-05-8A. Accordingly, CIS consolidates Hongri’s operating results, assets and liabilities.

On August 10, 2010, Mr. Shenghong Liu, the Chairman of the Board of Directors and one of the shareholders of YBS Group and several other shareholders of YBS Group (each of them, a “Purchaser”) entered into a series of Call Option Agreements (collectively, the “Call Option Agreements”), with the majority shareholder, Karen Prudente, pursuant to which they are entitled to purchase up to 100% of the issued and outstanding shares from Karen Prudente at a price of $0.0001 per 100 shares for a period of five years as outlined in the Call Option Agreements: the option may be exercised, in whole or in part, in accordance with the following schedule: 34% of the option shares subject to the option shall vest and become exercisable on January 1, 2012; 33% of the option shares subject to the option shall vest and become exercisable on January 1, 2013 and 33% of the option shares subject to the option shall vest and become exercisable on January 1, 2014. The shareholders have not exercised the option as of the date of this report. According to the above mentioned Call Option Agreements, Karen Prudente would transfer all restricted shares of the Company’s common stock that she received to the shareholders of YBS Group subject to the terms and conditions thereunder and entrust the shareholders of YBS Group with her voting rights in the Company.

For accounting purposes, the above transactions were accounted for in a manner similar to a reverse merger or recapitalization, since the former equity shareholders of Hongri now effectively control a majority of CIS’ common stock immediately following the transactions. Consequently, the assets and liabilities and historical operations reflected in the consolidated financial statements prior to the transactions are those of Hongri and are recorded at the historical cost of Hongri, and the consolidated financial statements after completion of the transactions include the assets and liabilities of CIS, Northern, Nuosen, and Hongri (collectively, the “Company”), historical operations of Hongri, and operations of CIS, Northern, Nuosen and Hongri from the date of the transaction.

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
30% ownership
Fakei Investment (Hongkong) Limited
(a PRC company)

* Hebei Wu’an Yuanbaoshan Industry Group Co., Ltd. and Fakei Investment (Hongkong) Limited own 44,083,529 and 17,493,463, respectively, of our shares.

None of CIS, Northern and Nuosen has any operations or plans to have any operations in the future other than acting as a holding company and management company for Hongri and raising capital for its operations. However, we reserve the right to change our operating plans regarding CIS, Northern and Nuosen.

Our Business

The Company currently has an aggregate of 2.3 million metric tons of steel making capacity and 2 million metric tons of steel rolling production capacity, including steel plate and steel wire/bar. It operates from its facilities on approximately 1,000 acres in Handan cty in Hebei province. Hebei is one of China’s leading steel producing provinces, and steel production is a significant component of the regional economy.  The Company’s business model relies on a lean infrastructure with a strong focus on production.  Functions outside of manufacturing are outsourced to third parties, including related parties, enabling us to remain profitable in a highly competitive market.

The Company serves various industries and produces a variety of steel products including: steel billet, steel plate and steel bar/wire. While the vast majority of our sales are made to distributors and traders, our products are typically used in construction, equipment manufacturing, and infrastructure projects.  Steel billet is also occasionally sold to end users to develop into plates and bars.

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

Making steel is essentially a three-phase process as illustrated in the following diagram.  We possess one steel-making production line and three steel-rolling production line.

Iron-making
Washery Coal
Pellet
Iron ore
Coke oven
Frit
Coke
Fritting ore
Blast furnace
Iron
Steel-making
Iron/ scrap steel
Converter
Hot steel
Belt caster
Steel billet
Rolling
Steel Bar works
Steel Plate works I
Steel Plate works II
Steel Bar
Medium plate

There are two processes in the Company’s production. The first production process is steel making, which transforms iron to steel for further fabrication. At this stage, impurities such as sulfur, phosphorus, and excess carbon are removed from the raw iron, and alloying elements such as manganese, nickel, chromium and vanadium are added to produce specific types of steel. Upon completion of the process, the iron becomes steel billet, a cast semi-finished product, which can then be formed into steel coil, medium plate or bar.  The Company completed construction of steel production phase II in 2009. Total steel-making capacity was increased to 2.3 million tons in 2009 from 1.3 million tons in 2008. Total production of steel-making to total capacity utilization rate was approximately 55%, 67%, 47% and 90% in 2012, 2011, 2010 and 2009, respectively.

The second production process is called steel rolling, which uses hot rolling technology to produce steel plate and bar/wire using the end products of our first production process.  The facilities produce thin, flat sheets that are used in metalworking, and can be cut and bent into a variety of different shapes.  The Company’s medium plate line produce carbon element structural armor plate, high quality carbon element structural armor plate, low alloy structural armor plate, shipbuilding armor plate, boiler armor plate, pressure vessel plate, automotive frame plate, automotive frame plate and pipeline steel. The second plate production line was added in 2009. Steel plate production capacity was increased to 1,400,000 tons per year in 2009 from 600,000 tons per year in 2008. In addition, the construction of a new 600,000 ton steel bar production line was completed in 2009 and was further modified to produce steel wire in 2011. Total annual steel rolling capacity including steel plate and steel bar/wire production is 2 million tons. Total production of steel rolling to total capacity utilization rate was approximately 55%, 49%, 44% and 58% in 2012, 2011, 2010 and 2009, respectively.

The Company added a new 600,000 ton steel wire production line and commenced production in January 2013. The Company is currently seeking capital to supplement the funding of further expansion and diversifying of production and processing capacity to adapt to market demand.

Products

Products are typically categorized as low-end (long products such as pipes, tubes, wires and rods) and high end (flat products such as hot-rolled steel or cold-rolled steel strips). The Company produces a limited number of high-end steel products which are used in a broad variety of manufacturing and industrial applications.  Each application requires specific criteria in order to optimize the end product.  The Company works carefully with its customers and distributors to determine the proper makeup and form of the steel that will satisfy their needs.

Following is an overview of the products that the Company currently manufactures.

Steel Billet

Steel billet is the basic material for many steel-based products.  Made by molding molten liquid, and are later exposed to extremely low temperatures to allow the metal to take shape and solidify in chemical structure. The temperature manipulates the metal’s physical properties, and tones its strength and durability. Steel billet has distinct characteristics as compared with already furnished steel bar and products. Steel billet has a specific grain structure, which enables the metal to be processed more intricately.  The Company has one steel billet production line, which can produce 2.3 million tons per year.

Hot Rolled Steel Plate

Steel plate is made by hot-rolling steel from either semi-finished slabs or directly from steel billet into rectangular shapes or coils. The Company’s facilities can produce steel plate from a variety of steel in several different strength grades.

Hot Rolled Steel Bar (including high-speed wire)

Steel bar is commonly used as a tensioning device in reinforced concrete and reinforced masonry structures holding the concrete in compression, and given ridges or buildings for better mechanical anchoring into the concrete. Steel bar is a kind of building material with is used most. The Company has one steel bar production line, which can produce 0.6 million tons steel bar or 0.4 million tons high-speed wires per year.

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

However, because the quality of reinforcing steel has direct effect on a construction project’s quality and safety, the China National Development and Reform Commission limits the number of production permits for reinforcing steel to qualified manufacturers. The Company is one of only two permitted steel makers in Handan city.

Pricing Model

The Company generally sets prices for its customers on a month by month basis.  Pricing is adjusted continually based on an evaluation of local steel market prices.

Industry Overview

China is the world’s largest steel producing country, responsible for over one-third of the global supply of steel. Steel production has been, and continues to be an integral part of China’s economic growth.  Historically, much of China’s steel production was tagged for export to more industrial nations such as the United States.  As with many other low value-added, labor-intensive sectors, China was successful in establishing a prominent position in the global steel market by pegging its currency, providing cheap labor through state-subsidized operations, and ignoring the impact of its manufacturers’ emission on the environment.  Privately run manufacturers were further subsidized through value added tax rebates on steel exports.

While these tactics served the nation’s economy well, during the past decade, several trends were established which have caused the government to revise its policies.  First, on the domestic front, as China continues to build infrastructure and move toward a consumer-driven economy, domestic demand for steel has grown substantially.  Conversely, because China focused the vast majority of its resources on being the low-cost provider, its development of high precision/ high technology products and modern manufacturing facilities lagged other industry participants.

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

With an estimated 1,000 mills throughout the country, China’s steel manufacturing sector was initially dominated by state-owned enterprises.  However, the substantial demand and potential for profit resulted in numerous private steel makers, some of which grew to a sizable scale but with many smaller independent facilities.  In an effort to eliminate obsolete and inefficient producers, in May of 2010, the central government established a detailed set of guidelines with regard to the operation of existing plants including energy usage, plant emissions and production levels.  The guidelines also prohibit local governments from approving projects that increase steel production capacity before the end of 2012. More specifically, the guidelines propose new capacity levels for iron-making and steel-making projects, and do not apply to steel processing projects. Accordingly, since we do not have any investments in new or expanded iron-making or steel-making projects, these guidelines are anticipated to have no impact on our business development.

While this is seen by some as an attempt to appease the international community and facilitate the modernization of China’s steel industry, the PRC has had only limited success with previous attempts to implement policy to curb expansion in this sector.  This is largely a result of the nature of China’s steel industry, where about half of the steel production capacity is privately controlled.  Provincial governments have not been aggressive in enforcing the new guidelines as steel production provides substantial economic benefit to regional communities, in the way of tax revenue and job creation.

These policies have also been undermined by the success of the country’s overall stimulus efforts.  The government’s direct investment in infrastructure has resulted in the startup of numerous projects, many of which rely on a ready supply of steel suitable for all levels of construction.

However, more recently, the PRC government implemented broad, temporary shutdowns in particular geographic markets, including Hebei.  While unpopular with manufacturers in the short run, it did have several positive effects.  It reduced steel supply, thus strengthening pricing, while decreasing demand for raw materials, specifically weakening the pricing strength of leading iron ore suppliers.  Smaller firms that were unable to sustain their operation through the shutdowns were closed.

Government Regulation

According to the Decision regarding Investment System Reform, promulgated by the State Council, on July 16, 2004, the Foreign Invested Project Approval Administration Interim Regulations, promulgated by the State Development and Reform Commission on October 9, 2004, and Hebei Province Foreign Invested Project Approval Administration Interim Regulations, promulgated by the Development and Reform Commission of Hebei province on November 19, 2004, foreign invested projects of encouraged and permitted items with total investment of no more than  $50 million shall be approved by the Development and Reform Department at municipal level, and total investment of no more than $100 million at provincial level.

On May 4, 2010, the State Development and Reform Commission issued the Circular Concerning Lowering the Approval Level of Foreign Investment Projects, foreign invested projects of encouraged and permitted items with total investment no more than $300 million can be approved by provincial authority.

According to the Foreign Investment Industry Guide Catalogue, promulgated by the State Development and Reform Commission and the Ministry of Commerce, revised in 2004 and 2007, steel-making and steel-rolling, the main business of the Company, are permitted items.

On March 5, 2007, 600,000 tons medium-thickness steel plate project of the Company was approved by the Development and Reform Commission of Wu’an city. The Development and Reform Commission of Wu’an city also approved the application of the Company to add steel-making into its business scope on April 17, 2009.

Environmental Regulation Compliance

The Company takes its environmental responsibilities very seriously and works to minimize the impact of each of itsfacilities on the environment.  Before starting each of its operations or any other relevant construction project, it must secure approval from the Environment Protection Bureau of Hebei province.  It must also secure a final approval once construction is completed before the operation commences.

The Company anticipates the cost to comply with environmental regulations to be approximately $850,000, which would entail primarily management expenses.

All PRC enterprises in the iron and steel industry are required to obtain from various PRC governmental authorities certain permits and licenses, including, without limitation, a business license, a pollution emission license and a National Industrial Product Manufacture License and filing and approval for the production capacity of fixed asset investments. If the Company does not comply with these environmental regulations, or any failure by the Company to obtain or renew the filings, licenses, permits and approvals may have an adverse effect on the operations of the Company’s business. Further, the Company's consolidated business and operating results could be materially and adversely affected if its operating subsidiaries were required to increase expenditures to comply with any new environmental regulations affecting their operations.

The Company is also required to conduct an environmental impact assessment and file such assessment with the local government, as well as to obtain the approval of construction project environment protection completion acceptance from Environmental Protection Bureau of Hebei province for the production lines. The Company intends to obtain and apply for the environmental impact assessment and application for construction project environment protection completion acceptance for its production lines. Any failure by the Company to make the filing and obtain the approval for environmental impact assessment may subject the Company to a fine of approximately RMB 50,000 to RMB 200,000 and any failure by the Company to obtain the approval of construction project environment protection completion acceptance may subject the Company to halt the operation or production and a fine up to RMB 100,000, and as a result may have a material adverse effect on the Company’s production and business.

Currently, the Management is not aware of any investigations, prosecutions, disputes, claims or other proceedings in respect of environmental protection and our cold-rolled mills produce no impermissible emissions.  The pickling process is outsourced to a local company which is wholly-responsible for any failure to comply with applicable law.

Market Demand

China’s steel industrial sector is facing over capacity and high debt to equity ratio issues. The domestic market demand for steel fell in 2012 as investment in infrastructure and industrial production slowed down. During 2012, the prices of both raw material and finished steel products moved towards to lower points. According to Association of Chinese Steel Industry, steel manufactures Chinese comprehensive price index of steel products (“CSPI”), an index combining various price of steel products and an economic indicator of market demand for steel products, was decreasing continuously from the beginning of 2012. On December 31, 2012, CSPI was 105.31, a decrease of 13% compared to 120.45 on December 31, 2011.

However, the Chinese steel industry continues to experience solid fundamental trends and favorable supply and demand dynamics. In addition to the overall improvement in China’s economy, the increased demand for steel results from several trends within the overall economy:

China’s real estate sector has been very instrumental in the growth of domestic steel demand. In 2012, the investment in real estate increased 14.9% compared to 2011 and housing sales increased 1.8% compared to 2011. While housing sales have weakened currently, the real estate sector and its growth will continuously generate demand to steel industrial since China is still in early phase of urbanization.

China’s auto sales continue to increase, despite the financial crisis, due to improving consumer confidence as well as the purchase tax reduction and higher auto replacement subsidy introduced by the government.

China’s total steel production for year 2013 is projected at 750 million tons, while the growth rate is expected to be 4.7%, higher than the 3.6% seen in 2012. Steel exports for 2012 were 55.8 million tons, compared to 48.91 million tons in 2011.  For the first two months of year 2013, China’s total production was 158 million tons, an increase of 14.2% in volume compared to the same period of 2012.

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

Within the regional Handan area, there are currently more than 40 steel manufacturers. The Company is one of the major steel manufacturers in Wu’an city, Hebei province. The local steel manufacturers can be characterized into five groups, as follows.

Industry Leaders -- These firms incorporate advanced production technologies and sophisticated management teams.  Regional manufacturers in this division include Handan Iron and Steel Group Co., Ltd, Xin Xing Ductile Iron Pipe Co., Ltd, and Tian Tie Group, each of which has substantial production capacity.

High End Producers -- Companies in this group integrate iron making, steel making and rolling, to produce high-end products including, billet, hot rolled plate, and hot rolled strips, and have strong production capacity.  High end producers include the Company, Wen Feng Iron and Steel Co., Ltd., and Zongheng Iron and Steel Co., Ltd.

Mid-Level “Country” Producers -- These firms produce low-end billet, steel and iron.  They have ample capacity, however the quality of their products are relatively low. Companies in this group include Puyang Iron and Steel Co., Ltd. and Dongshan metallurgy Industry Co., Ltd.

Independent/Private Producers – These enterprises tend to be small and low tech, and include iron-smelting, rebar, round bar steel, ribbon steel and section steel, such as Wen An Iron and Steel Co., Ltd and Wu An Bao Feng Iron and Steel Co., Ltd

Proprietary/Specialized – There is only one specialized manufacturer in Handan – Xinxing Ductile Pipes co., Ltd – which produces ductile iron pipe and ductile iron fittings.

The Company mainly competes with other high-end producers within its local market. The management believes that the Company is well positioned within the sector to sustain considerable growth going forward.  Following is a brief discussion of our strengths within the overall sector and its regional market.

Hebei province is the biggest iron and steel manufacturing province in China, accounting for an estimated 60% of the PRCs total production capacity, and within the province, Handan and Wu'an (where our facilities are located) are the most important regions.  Management believes there are numerous advantages to be gained as a result of being headquartered in Hebei.

“Brand Name” Recognition – Hebei is associated with steel production, and as such attracts customers, management, labor and financing resources interested in the sector.

Competitive Cluster – Steel manufacturers and related companies located in Hebei are quick to hear about new strategies and innovations of their counterparts, in addition to getting feedback on their own products.

Strong Alliances Related Parties – A common shareholder has resulted in us developing an excellent working relationship with YBS Group, one of biggest iron makers in local market.

Specifically within the Company's market -- ultra-thin cold-rolled precision steel, the other regional manufacturer is Qinghuangdao Longteng Precision Strip Co., Limited, or Longteng. However, Longteng’s production capabilities are currently for cold-rolled steel with widths of approximately 400 mm, whereas our mills can provide widths of 1000 mm to 1400 mm (with a 1450 mm line in planning).  Consequently, Longteng’s products are largely sold in different segments and are not considered by management to be direct competition.

The Company utilizes product performance and pricing as its principal methods of competition.

Regarding production management, Hongri, as a non-state owned enterprise, has flexibility in its production and the management of production as compared to national enterprises. Generally, national steel companies manufacture their products on standard models. Hongri, however, develops, designs and manufactures products based on orders from our customers. Moreover, as Hongri offers various types of products, it can better satisfy the needs of our customers while also increasing the output of our products. The negative factors pertaining to its product performance is that it may encounter a higher level of difficulty in production coordination along with an increase in production costs due to its diverse product performance. However, Hongri diversified products also enable it to price high enough to absorb the increase in such costs.

Regarding pricing, Hongri has flexibility in pricing as a non-state owned enterprise, enabling us to adjust prices to adapt to market demands. The positive aspect of its pricing flexibility is that adjustments to pricing to meet market demands can increase the gross profit rate of products in good market conditions, while retaining customers using pricing advantages and favorable payment terms in bad market conditions. The negative aspect of Hongri’s pricing flexibility is that the increase of gross profit rates in good market conditions may result in the loss of customers, and favorable payment terms may increase financial costs to Hongri in bad market conditions for steel.

Raw Materials and Suppliers

The primary raw materials necessary for production of steel are iron ore and coal. Several larger steel manufacturers have vertically integrated their business to include a mining component within their operation.  The Company does not have any internal coal or iron mine resources, opting instead to purchase those raw materials from third parties with whom it has established relationships.  The Company’s raw materials are readily available in the market as there are more than twenty molten iron producers from which the Company can get its raw materials from.

For year ended December 31, 2012, 57% of the total purchase of the Company was from Hongrong Iron and Steel Co., Ltd. (“Hongrong”), part of the YBS Group, and 31% of the total purchase was from an unrelated party. For the year ended December 31, 2011 and 2010, the purchase from Hongrong was 98% and 94% of the total purchases, respectively. No purchase from other vendors was over 5% in 2011 and 2010.

Sales and Marketing

The Company sold its products to various customers located in China. During 2012 and 2011, top ten customers accounted for 55.7% and 60.17% of total sales, respectively.

While the Company’s margins may be lowered by selling directly to the customers, this strategy requires a comparatively lower investment in overhead expenses (i.e., training, marketing and salaries) but will require the Company to take the market risk when there is a lack of demand.

Dependence on One or a Few Customers

For the year ended December 31, 2012, there were two (2) major customers that accounted for approximately 20% and 18% of the Company’s total sales, respectively. For the year ended December 31, 2011, there were two (2) major customers that accounted for approximately 21% and 19% of the Company’s total sales, respectively. For the year ended December 31, 2010, there were two (2) major customers that accounted for approximately 18% and 10% of the Company’s total sales, respectively.

The following table lists the Company’s top ten customers in 2012 and 2011.

	Customers	2012	2011
1	Wu'an Yinli Materials Trade Co., Ltd.	20.49%	18.89%
2	Wu'an Junfa Materials Trade Co., Ltd.	18.05%	21.29%
3	Hebei Fushan Iron & Steel Trade Co., Ltd.	4.99%	1.83%
4	Tangshan Xindong Trade Co., Ltd.	2.58%	*
5	Taian Zhiwei Trade Co., Ltd.	1.95%	*
6	Wu'an Puxing Trade Co., Ltd.	1.69%	*
7	Wu’an Hongbao Trade Co., Ltd.	1.53%	*
8	Shanghai Jiali International Trading, Ltd	1.53%	1.32%
9	Hebei Huachi Iron ＆Steel Trade Co., Ltd	1.53%	*
10	Taian Dongfang Hengxin Materials Co., Ltd	1.36%	*
	Jizhong Energy Group International Materials Co., Ltd.	* %	5.69%
	Hebei Wu'an Yuanbaoshan Industry Group Ltd.	* %	2.53%
	Tanshan Xingyu Metal Trading Co., Ltd.	* %	2.42%
	Henan Rongtong Industrial Co., Ltd.	* %	2.24%
	Handan Gangfeng Materials Co., Ltd.	* %	2.11%
	Shanghai Huachangyuan Industrial Investment Co., Ltd.	* %	1.85%
		55.70%	60.17%

* Not in top ten list

The nature of China’s steel industry and the regional demand for high quality, cold-rolled steel, result in us having to do very little formal marketing.  The majority of new orders come from current customers reducing imports and new customers who are referred by trading agents or existing customers.  The company transacts a small portion of its sales directly to customers via the internet; however these orders are not consistent.  Looking forward, the Company is evaluating the feasibility of establishing an in-house distribution center to facilitate direct sales to certain end-users.

Manufacturing Facilities

Total steelmaking capacity of the Company was increased to 2.3 million metric tons in 2009 from 1.3 million tons in 2008. Total production of steelmaking to total capacity utilization rate was approximately 55%, 67%, 47% and 90% in 2012, 2011, 2010 and 2009, respectively. In addition to steel-making capacity, the Company has 2 million metric tons of steel-rolling capacities; 1.4 million metric tons in steel plate production and 0.6 million metric tons in steel bar/wire production. Total production of steel rolling to total capacity utilization rate was approximately 55%, 49%, 44% and 58% in 2012, 2011, 2010 and 2009, respectively. The Company added a new 600,000 ton steel wire production line and commenced production in January 2013.

		Annual Capacity	Output (Tons)
Productions		(Tons)	2009	2010	2011	2012
Steel Making		2,300,000	1,323,345	1,069,783	1,543,032	1,268,460

Steel-Rolling	Plate Production	1,400,000	911,631	835,794	774,876	652,732
	Bar Production (including steel wires production)	600,000		48,780	196,186	452,657
Cumulative Steel Rolling Production		2,000,000	911,631	884,574	971,062	1,105,389

Quality Control

The Company’s facilities conform to system standard GB/t 19001-2008/ISO 9001:2008.  The Company processes products in strict accordance with standard testing and substandard products are disposed of in strict accordance with the procedures to prevent the unintended use of unqualified products to ensure final product quality.

All key personnel regularly undergo further training to improve their skills to monitor the production process and maintain superior quality control.

Employees

As of March 29, 2013, Hongri employed a staff of 1,621, all of whom are full-time employees. The largest group is the production staff, as illustrated in the following table.

Employees breakdown

Department	Number of Employees
Steel Workshop	154
Continuous casting workshop	218
Power workshop	157
Electrical & Control workshop	33
Automation workshop	10
Oxygen making workshop	58
Back office	128
Control Laboratory	32
Quality Inspection Department	27
Security Department	17
Dispatch Department	46
Financial Department	7
Warehouse	38
Equipment management Department	5
Administrative Department	35
Machine repair workshop	116
Steel plate making workshop	313
Steel bar making workshop	227
Total Employees	1621

Hongri maintains good relations with its employees.

Hongri is required to contribute a portion of its employees' total salaries to the Chinese government's social insurance funds, including medical insurance and unemployment insurance and to purchase job injuries insurance for employees, in accordance with relevant regulations. The government's social insurance funds account for 10% of employees' total salaries, while job injuries insurance premiums are about RMB 50 (approximately US$7) per person. Hongri expects the amount of its contribution to the government's social insurance funds and the cost related to job injuries insurance to increase in the future as it expands its workforce and operations.

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

The business of Hongri, our subsidiary, will suffer if it cannot obtain, maintain or renew necessary filings, approvals, permits or licenses.

All PRC enterprises in the iron and steel industry are required to obtain from various PRC governmental authorities certain permits and licenses, including, without limitation, a business license, a pollution emission license and a National Industrial Product Manufacture License and filing and approval for the production capacity of fixed asset investments.

These filings, approvals, permits and licenses are subject to periodic renewal and/or reassessment by the relevant PRC government authorities, and the standards of compliance required in relation thereto may from time to time be subject to change. Hongri intends to obtain and apply for renewal and/or reassessment of such filings, approvals, permits and licenses when required by applicable laws. However, we cannot assure you that Hongri can obtain, maintain or renew the filings, approvals, permits and licenses or accomplish the reassessment of such permits and licenses in a timely manner. Any changes in compliance standards, or any new laws or regulations that may prohibit or render it more restrictive for us to conduct Hongri's business or increase its compliance costs may adversely affect our operations or profitability. Any failure by Hongri to obtain, maintain or renew the filings, licenses, permits and approvals may have an adverse effect on the operation of Hongri's business.

Hongri is also required to conduct an environmental impact assessment and file such assessment with the local government, as well as to obtain the approval of construction project environment protection completion acceptance from Environmental Protection Bureau of Hebei Province for the production lines. Hongri intends to obtain and apply for the environmental impact assessment and application for construction project environment protection completion acceptance for its production lines. We cannot assure you that Hongri can obtain the requisite approval for the environmental impact assessment and construction project environment protection completion acceptance in a timely manner.

Any failure by Hongri to make the filing and obtain the approval for environmental impact assessment may subject Hongri to a fine of approximately RMB 50,000 to RMB 200,000 and any failure by Hongri to obtain the approval of construction project environment protection completion acceptance may subject Hongri to halt the operation or production and a fine up to RMB 100,000, and as a result may have a material adverse effect on Hongri's production and business.

Environmental compliance and remediation could result in substantially increased capital requirements and operating costs.

Our operating subsidiary, Hongri, is subject to numerous Chinese provincial and local laws and regulations relating to the protection of the environment. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Our consolidated business and operating results could be materially and adversely affected if our operating subsidiaries were required to increase expenditures to comply with any new environmental regulations affecting its operations.

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

Hongri is 70% owned by YBS Group, who is a majority shareholder of some other steel production related companies, mainly Hongrong, Wu'an Baoye Coke Industrial Co. Ltd. (“Baoye”), Wu'an Yuanbaoshan Cement Plant, Wu'an Yuanbaoshan Ore Treatment Plant, Wu'an Yuanbaoshan Industrial Group Go. Ltd - Gas Station and Wu’an Yejin Iron Co. Ltd.  In the course of our normal business operations, Hongri has purchased raw materials and supplies from these companies and made advances to or owed cash to these companies in respect of these purchases. Hongri has also engaged in sales of its products to the YBS Group. Because such related party transactions may not always be completed at arm’s-length due to their nature, we may not be able to control the valuation of such transactions and as a result, there is a risk that the value of such related party transactions exceeds market value, which could ultimately impact our profitability.

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

A substantial portion of our raw material requirements is met by Hongrong, a related party, however, we do not currently have long-term supply contracts with any particular supplier, including Northern,  to assure a continued supply of the raw materials we need in our operations. While we maintain good relationships with our suppliers, the supply of raw materials may nevertheless be interrupted on account of events outside our control, which will negatively impact our operations.

The loss of any key executive or our failure to attract and retain key personnel could adversely affect our future performance, strategic plans and other objectives.

The loss or failure to attract and retain key personnel could significantly impede our future performance, including product development, strategic plans, marketing and other objectives. Our success depends to a substantial extent not only on the ability and experience of our senior management, but particularly upon our Chairman, Mr. Shenghong Liu, our Chief Engineer and Plant Manager, Mr. Rutai Pan, and our Chief Financial Officer, Mr. Xiaolong Zhou. We do not currently have in place key man life insurance for these executive officers. To the extent that the services of these officers would be unavailable to us, we would be required to recruit other persons to perform the duties performed by them. We may be unable to employ other qualified persons with the appropriate background and expertise to replace these officers and directors on terms suitable to us.

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

We currently supply our steel products in the Chinese domestic market. For the year ended December 31, 2012, there were two (2) major customers that accounted for approximately 20% and 18% of the Company’s total sales, respectively.  For the year ended December 31, 2011, there were two (2) major customers that accounted for approximately 40% of the Company’s total sales, 21% and 19%, respectively. For the year ended December 31, 2010, two customers accounted for 18% and 10% of sales, respectively. We do not enter into long-term contracts with our customers and therefore cannot be certain that sales to these customers will continue. The loss of any of our largest customers would likely have a material negative impact on our sales revenues and business.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The PRC government may determine that Entrusted Agreements are not in compliance with applicable PRC laws, rules and regulations, thereby rendering the Entrusted Agreements unenforceable and resulting in the deconsolidation of our VIE structure.

We manage and operate Hongri, our operating entity, through Nuosen (Handan) Trading Co. Ltd. (“Nuosen”) pursuant to the rights its holds under the Entrusted Agreements.  By virtue of the Entrusted Agreements, Hongri is a variable interest entity (“VIE”).  Almost all economic benefits and risks arising from Hongri’s operations are transferred to Nuosen under the Entrusted Agreements.  Details of the Entrusted Agreements are set out in “The Company – Corporate History”.

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

On August 1, 2010, we issued 44,083,529 restricted shares of our common stock, par value $0.0001, to Karen Prudente,  nominee and trustee for YBS Group, for YBS Group entering into the Entrusted Agreements. As such, Ms. Prudente has the right to vote on each of the shareholders of YBS Group’s behalf all of their voting rights with respect to their shares of the Company. In addition, we issued 17,493,463 restricted shares of our common stock to Fakei for Fakei entering into the Entrusted Agreements. These shares were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act of 1933, as amended, on the basis that they were issued under circumstances not involving a public offering.

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

We intend to retain any future earnings for use in the operation and expansion of Hongri's business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

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

We are authorized to issue 20,000,000 shares of preferred stock, of which 10,000,000 shares have been designated as Series A Preferred Stock. As of March 29, 2013 there are no shares of Series A Preferred Stock issued and outstanding. The Board of Directors is authorized under our Articles of Amendment to provide for the issuance of additional shares of preferred stock by resolution, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the stockholders. Any shares of preferred stock so issued are likely to have priority over the common stock with respect to dividend or liquidation rights. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for our company and thereby prevent stockholders from receiving the maximum value for their shares. We have no present intention to issue any shares of its preferred stock in order to discourage or delay a change of control. However, there can be no assurance that preferred stock will not be issued at some time in the future.

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

DESCRIPTION OF PROPERTY

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder the right to use the land for a specified long-term period of time and enjoys all the incidents of ownership of the land. The following are the details regarding Hongri’s land use rights with regard to the land that it uses in its business.

In November 2007, the Company entered into a lease agreement with YBS Group to lease the manufacturing building of Plate-Rolling I. The annual lease payment is $565,350 (RMB 3,522,211) commencing on January 1, 2008. The lease is set to expire on December 31, 2017. The present value of the total lease payments at inception was $3,822,806 (RMB 23,816,623 at the current exchange rate), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2007, the Company entered into a lease agreement with Hongrong, a related party, to lease the manufacturing building of Steel-Making I. The annual lease payment is $194,322 (RMB 1,210,716) commencing on January 1, 2008. The lease is set to expire on December 31, 2017. The present value of the total lease payments at inception was $1,314,042 (RMB 8,186,666 at the current exchange rate), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2009, the Company entered into a lease agreement with YBS Group to lease the manufacturing building of Steel-Making II. The annual lease payment is $17,250 (RMB 107,469) commencing on January 1, 2010. The lease is set to expire on December 31, 2019. The present value of the total lease payments at inception was $127,316 (RMB 793,198 at the current exchange rate), which was calculated with a discount rate of 5.94%, a PRC long term borrowing rate in December 2009.

In November 2009, the Company entered into a lease agreement with Hongrong to lease the manufacturing building of Bar-Rolling III. The annual lease payment is $121,747 (RMB 758,503) commencing on January 1, 2010. The lease is set to expire on December 31, 2019. The present value of the total lease payments at inception was $898,624 (RMB 5,598,552 at the current exchange rate), which was calculated with a discount rate of 5.94%, a PRC long term borrowing rate in December 2009.

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

Market for Common Equity and Related Stockholder Matters

Our common stock is currently quoted on the OTCQB under the symbol “CDNN”. Because we are quoted on the OTCQB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTCQB for the periods indicated.

	High		Low
Fiscal 2012	$		$

First Quarter*		-		-
Second Quarter*		-		-
Third Quarter		4.50		1.50
Fourth Quarter		1.50		0.60

* There were no tradings of our common stock in the first and second quarters of 2012.

Holders

As of March 29, 2013, there were 73,542,058 shares of our common stock issued and outstanding, and there were approximately 52 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock during either of our last two fiscal years. The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on the Company's revenues and earnings, capital requirements, financial conditions. We currently intend to retain all earnings, if any, for use in business operations. Accordingly, we do not anticipate declaring any dividends in the near future.

The PRC's national currency, RMB, is not a freely convertible currency. For an explanation of how this may restrict our ability to declare dividends on our common stock, please refer to the risk factors in the section entitled “Risk Factors – Risks Related to Doing Business in China.”

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2012, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

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

Recent Sales of Unregistered Securities

On April 30, 2012, our board of directors resolved to issue 50,000 restricted shares of our common stock to Xiaolong Zhou, the CFO of the Company, and 28,333 restricted shares to Frank Pena, a director of the Company, as consideration for their services.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

The following selected financial data were derived from the audited consolidated financial statements for the years ended December 31, 2012, 2011, 2010, 2009, and 2008. Such financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements filed with the Form 10K and with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Selected Consolidated Income Statements Data

	2012	2011	2010	2009	2008
Net Revenues	$649,318,792	$823,107,042	$573,666,684	$556,754,960	$359,057,857
Gross profit	$14,856,116	$61,461,008	$37,812,187	$62,136,779	$33,217,202
Income from operations	$11,483,281	$58,960,631	$35,279,926	$61,260,199	$32,134,803
Net income	$5,934,990	$45,801,476	$25,770,440	$58,160,977	$27,848,080
Earnings per share - basic and diluted	$0.08	$0.62	$0.39	$0.94	$0.45
Weighted average shares outstanding - basic and diluted	73,594,852	73,351,698	66,308,038	61,576,992	61,576,992
Selected Consolidated Balance Sheets Data
Current assets	$246,177,716	$143,326,333	$109,999,314	$101,114,893	$131,164,157
Total assets	$443,864,161	$337,266,685	$299,511,009	$295,919,596	$242,571,451
Current liabilities	$241,751,172	$92,596,081	$99,854,735	$120,901,452	$136,574,269
Long term liabilities	$6,757,390	$57,348,648	$66,280,378	$75,087,441	$64,902,579

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.

On August 1, 2010, CIS, through Northern and its wholly owned foreign enterprise, Nuosen, entered into the Entrusted Agreements with Hongri and shareholders of Hongri, YBS Group and Fakei. The effect of the Entrusted Agreements is to cede control of management and economic benefits of Hongri to Nuosen. As a consideration, CIS issued 44,083,529 restricted shares of its common stock, par value $0.0001, to Karen Prudente, a nominee and trustee for YBS Group for entering into the Entrusted Agreements with Nuosen. CIS also issued 17,493,463 restricted shares of its common stock to Fakei in consideration for Fakei entering into the Entrusted Management Agreement with Nuosen.

The Entrusted Agreements empower CIS, through Northern and Nuosen, with the ability to control and substantially influence Hongri’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. As a result of these entrusted agreements, which obligate CIS to absorb a majority of expected losses of Hongri and enable CIS to receive a majority of expected residual returns from Hongri and because CIS has the power to direct the activities of Hongri that most significantly impact Hongri’s economic performance, CIS, through its wholly-owned subsidiaries, accounts for Hongri as its VIE under Accounting Standards Codification (“ASC”) subtopic 810-10-05-8, “Consolidation of VIEs”. Accordingly, CIS consolidates Hongri’s operating results, assets and liabilities. The management of the Company currently intends reinvest all of the income of Hongri for strategic expansion purpose for the foreseeable future.

For accounting purposes, the above transactions were accounted for in a manner similar to a reverse merger or recapitalization, since the former equity shareholders of Hongri now effectively control a majority of CIS’ common stock immediately following the transactions. Consequently, the assets and liabilities and historical operations reflected in the consolidated financial statements prior to the transactions are those of Hongri and are recorded at the historical cost of Hongri. The consolidated financial statements after completion of the transactions include the assets and liabilities of CIS, Northern, Nuosen, and Hongri (collectively, CIS or the “Company”), historical operations of Hongri, and operations of CIS, Northern, Nuosen and Hongri from the date of the transaction. The 44,083,529 restricted shares of common stock issued to Karen Prudente and 17,493,463 restricted shares of common stock issued to Fakei were presented as of the beginning of the first period presented in the accompanying consolidated financial statements.

CIS through Hongri, its operating company in China, produces and sells steel plates, steel wires and steel billets. The Company currently operates from its headquarters on approximately 1,000 acres in Handan city, Hebei province, China. Most of the Company’s products are sold domestically in China.

The Company completed construction of steel production phase II in 2009, which increased steelmaking capacity to 2.3 million metric tons in 2009 from 1.3 million tons in 2008. Production of steelmaking to its capacity utilization rate was approximately 55%, 67% and 47% in 2012, 2011 and 2010, respectively. The decrease in capacity utilization rate in 2012 resulted from lack of market demand for steel products during 2012.

In addition to steelmaking capacity, the Company currently has 2 million metric tons of steel rolling production capacity (including steel plate and steel wire/bar production). Production of steel rolling to its capacity utilization rate was approximately 55%, 49% and 44% in 2012, 2011 and 2010, respectively. The decrease in capacity utilization rate in 2012 resulted from lack of market demand for steel products during 2012. The Company added a new 600,000 ton steel wire production line and commenced production in January 2013.

The Company subcontracted Hongrong, a related party, to process molten iron prior to February 2010. Beginning from February 2010, the Company terminated the subcontracting relationship with Hongrong and began purchasing processed molten iron from Hongrong at the prevailing market price on the local iron market, in accordance with a supply agreement. This change had no material impact on the Company’s gross profit margin since the subcontracting fees paid was commensurate with the gross profit of manufacturing molten iron in the local market. The Company purchased $318,369,059 (786,354 metric tons) molten iron, $659,998,838 (1,445,304 metric tons) molten iron, and $431,329,226 (1,080,737 metric tons) of molten iron from Hongrong, respectively in 2012, 2011 and 2010.

There are many factors of our business which are impacted by prevailing market conditions, specifically, a change in the raw material and energy price will influence the Company’s inventory levels and purchasing and selling decisions which will, ultimately, impact the Company’s realized gross margin. The Company’s management make operational decisions in response to the market and, as such, will change as market conditions change. The Company does not -undertake any hedging strategies to mitigate the fluctuation of market price. Therefore, the fluctuation of commodity price will have a direct impact on the Company’s operation through the price change in local steel market.

During 2012, the prices of both raw material and finished steel products moved downwards. According to Association of Chinese Steel Industry, steel manufactures Chinese comprehensive price index of steel products (“CSPI”), an index combining prices of various steel products and an economic indicator of market demand for steel products, was decreasing continuously since the beginning of 2012. On December 31, 2012, the CSPI was 105.31, a decrease of 13% compared to 120.45 on December 31, 2011. In the meantime, according to IndexMundi, the average monthly price of iron ore was $128.87 per dry metric ton on December 31, 2012, a decrease of 6% compared to $136.46 per dry metric ton at December 31, 2011. Though the price of iron ore, coking coal and other materials decreased in the same period, the extent of decrease in raw material was less than the decrease in the price of steel products. The combination of the unparalleled decrease in selling price of steel products, excessive steel production capacities and lack of demand for steel products in Chinese domestic market, had a direct negative impact on steel-making manufacturers. Many Chinese steel manufacturers incurred losses in 2012. The Company incurred loss in the third quarter of 2012. However, the Company still made a profit in 2012 by adjusting the production of certain types of steel products in accordance with the change in market conditions.

Looking forward, the index of both prices of steel products and iron ore rebounded in the beginning of 2013. CSPI was 111.12 at February 28, 2013, an increase of 6% compared to 105.31 on December 31, 2012. In the same period, the iron ore average price on IndexMundi increased 20% to $154.64 in February 2013 from $128.87 per dry metric ton at December 31, 2012. The rapid increase in the price of raw materials will have a negative impact on our operations in 2013. The recovery of the Chinese steel market is still uncertain and will largely depend on the new Chinese government and its new economic development policies and expected recovery of the world economy.

Results of Operations for the Years Ended December 31, 2012 and 2011

Comparison of Revenue for the Years Ended December 31, 2012 and 2011

	2012		2011
Products	Revenue	Quantity (Ton)	Revenue	Quantity (Ton)
Steel plates	$335,591,348	658,425	$474,946,204	768,374
Steel wires / bars	236,557,650	453,595	120,870,983	197,070
Steel billets	64,888,724	121,559	209,657,073	368,544
Byproducts and others	12,281,070	-	17,632,782	-
Products Total	$649,318,792	1,233,579	$823,107,042	1,333,988

Total sales in 2012 were $649,318,792, a decrease of $173,788,250, or 21% compared to $823,107,042 in 2011. Of the decreased revenue, approximately $117 million, or 68% of the decrease was due to a decrease in average sales price of steel products; $51 million, or 29% of the decrease was due to decrease in selling quantity of steel products and $5 million, or 3% was due to decrease in the revenue of byproducts.

Revenue from steel plates was $335,591,348 in 2012, a decrease of $139,354,856, or 29% compared to $474,946,204 in 2011. The Company sold 658,425 tons of steel plates in 2012, a decrease of 109,949 tons or 14%, compared to 768,374 tons in 2011. The Company reduced its production of steel plates in 2012 due to lower sales price and lack of market demand. The average unit sales price of steel plates was approximately $510 per ton in 2012, a decrease of $108 per ton, or 17%, from $618 in 2011.

In 2011, the Company modified its steel bar production line to produce steel wires to adapt to the market demand. Production of steel wires helped the Company alleviate the negative market impact to a certain extent in 2012. In 2012, revenue from steel wires was $236,557,650, an increase of $115,686,667, or 96%, compared to $120,870,983 in 2011. The Company sold 453,595 metric tons of steel wires, an increase of 256,525 metric tons, or 130%, compared to 197,070 in 2011. However, the increase in sales of steel wires was offset by the decrease in the unit sales price. The average unit sales price of steel wires was approximately $522 per ton in 2012, a decrease of $91 per ton, or 15%, from $613 per ton in 2011.

Revenue from steel billets was $64,888,724 in 2012, a decrease of $144,768,349, or 69%, compared to $209,657,073 in 2011. The Company sold 121,559 metric tons of steel billets in 2012, a decrease of 246,985 metric tons, or 67%, compared to 368,544 metric tons in 2011. The average unit sales price of steel billets was approximately $534 per ton in 2012, a decrease of $35 per ton, or 6%, from $569 in 2011. Steel billets are semi-finished products that can be used to produce steel plates, steel bars and steel wires with further processing, or they can be sold directly in the market. The Company sold less steel billets in 2012, which was attributable to lower customer demand caused by the depressed market conditions.

Byproducts and others consist of the reselling of offcuts of steel plates, steel drop, oxygen gas and others. Byproducts and other sales were $12,281,070 in 2012, a decrease of $5,351,712, or 30%, compared to $17,632,782 in 2011. The Company does not sell byproduct in its regular daily sales activities. The selling of byproducts depends on the market condition as byproducts may be reused as raw materials in our production.

Comparison of Cost of Revenue for the Years Ended December 31, 2012 and 2011

Costs of Revenue	2012	2011
Steel plates	$343,339,636	$460,188,852
Steel wires / bars	229,958,766	107,931,190
Steel billets	59,719,198	192,353,711
Byproducts and others	1,445,076	1,172,281
Total Cost of Revenue	$634,462,676	$761,646,034

Gross Profit Margin	2012	2011
Steel plates	-2.31%	3.11%
Steel wires / bars	2.79%	10.71%
Steel billets	7.97%	8.25%
Total Gross Profit Margin	2.29%	7.47%

Cost of revenue totaled $634,462,676 in 2012, a decrease of $127,183,358, or 17%, compared to $761,646,034 in 2011. Of the decreased cost of revenue, approximately $73 million, or 58%, of the decrease was due to the decrease in unit raw material price, $54 million, or 43%, of the decrease was due to decrease in production quantities.

The Company does not buy any commodity products to hedge the fluctuation of market price. However, the fluctuation of commodity price will have a direct impact on our operations. The average cost of revenue of steel plates was approximately $521 per ton in 2012, a decrease of $78 per ton, or 13%, from $599 in 2011. The average cost of revenue of steel wires was approximately $507 per ton in 2012, a decrease of $41, or 7%, compared to $548 in 2011. The average cost of revenue of steel billets was $491 per metric ton, a decrease of $31, or 6%, compared to $522 per metric ton in 2011. The Company actively manages the production volume and the type of steel products manufactured to maximize net profit or reduce the loss in response to the fluctuations in market conditions.

Comparison of Operating Expenses for the Years Ended December 31, 2012 and 2011

Selling, General and Administrative expenses consist of allowance for bad debts, selling expenses, professional service fees and other general and administrative expenses. Total operating expenses were $3,372,835 in 2012, an increase of $872,458, or 35%, compared to $2,500,377 in 2011. Operating expenses – non related parties was $2,225,060 in 2012, an increase of $529,224, or 31%, compared to $1,695,836 in 2011. The increase in operating expenses – non related parties was mainly attributable to $879,040 allowance for impairment of advance to suppliers, which was offset by $281,817 decrease in allowance for doubtful accounts receivable. The Company made an allowance for potentially forfeited advances to suppliers based on aging commenced from 2012.  The Company incurred $567,282 professional service and consulting fees in 2012, an increase of $121,160, compared to 446,122 in 2011. Included in the 2012 professional fees, there was $117,499 cost of stock issued to the CFO and a director in 2012. The Company expects that professional service fees will increase continually as a result of the Company’s effort to be listed in the US security market.

The operating expenses – related parties were $1,147,775 in 2012, an increase of $343,234, or 43%, compared to $804,541 in 2011. The operating expenses – related parties represented service fees charged by YBS Group. YBS Group owns 70% of the equity interest of Hongri. It provides various services to its subsidiaries, including market and industrial information, public relationship, various government agents’ relationship, coordination of recycling of byproducts among the subsidiaries and executive officers’ salaries. YBS group charged a service fee based on expenses and fixed service fees. Commencing in 2010, YBS Group charged Hongri a fixed service fee of 0.1% of Hongri’s annual revenue. Service fees consisted of management salaries, trainings, consultations, common areas charges and other fees. The management believes that 0.1% of revenue is reasonable. The Company estimated that service fee would be similar or marginally higher than current charged fees if the services had provided by third parties. In addition to the fixed service fee, YBS Group will charge itemized services and expenses to the Company if they are incurred. Among the services fees in 2012, $510,744 was an itemized charge in connection with the refinancing of the $16 million loan from Raiffeisen Bank. Executive officers’ salaries were stand-alone expenses. Such expenses were $63,408 and $61,880 for financial years 2012 and 2011, respectively.

Comparison of Other Expenses for the Years Ended December 31, 2012 and 2011

Other expenses consist of interest expense and interest income. Total net other expenses were $4,162,351 in 2012, a decrease of $1,564,365, or 27% compared to $5,726,716 in 2011. Interest expense for bank borrowings was $2,855,244 in 2012, an increase of $1,349,904, or 90%, compared to $1,505,340 in 2011. The increase of interest expense for bank loan borrowings resulted from the increase in short-term bank loan borrowings and in increase in interest rate. The weighted average short term loan balance consisting of financial institution and related party loans was $31,241,243 and $18,308,766 in 2012 and 2011, respectively. The weighted average interest rate for short term loan was 8.34% and 8.11% in 2012 and 2011, respectively. Other interest expense in connection with the related party loans was $1,705,435 in 2012 and $4,405,934 in 2011. The decrease in interest expense – related parties resulted from a repayment of $58,582,991 in equipment loans – related parties in 2012.

Comparison of Income Tax for the Years Ended December 31, 2012 and 2011

The provision for income tax was $1,385,940 in 2012 and $7,432,439 in 2011. The incurred provision for income tax was foreign income tax and paid to the Chinese tax authority. The current standard corporation income tax rate is 25% in PRC. Hongri applied for foreign investment enterprise exemption, and the application was approved by the local tax authority in 2007. Hongri was entitled to a tax holiday of full (100%) income tax exemption starting from the first profitable year of 2008 through 2009 and then a 50% reduction in income tax for additional three (3) years commencing 2010. The reduced income tax rate is 12.5% for the years ended December 31, 2010, 2011 and 2012. Due to certain expenses were not recognized by PRC tax authority, the effective tax rate was 18.9% for 2012. Management believes that the realization of the benefits from these expenses appears uncertain due to the complicated application and approval procedures regulated by Chinese tax authority. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Comparison of Net Income for the Years Ended December 31, 2012 and 2011

Net income was $5,934,990 in 2012, a decrease of $39,866,486, or 87%, compared to the net income of $45,801,476 in 2011. The decrease of net income was attributable to the decrease in sales price of the Company’s products as discussed above. The average sales price per ton decreased by 15%, 5 percentage points (150%) higher than 10% decrease in average cost of sales per ton. The decreased net income was also due to decrease in sales volume resulted from lack of market demand.

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

Revenue from steel plates was $474,946,204 in 2011, an increase of $35,227,106, or 8% compared to $439,719,098 in 2010. The Company sold 768,374 tons of steel plates in 2011, a decrease of 67,421 ton or 8%, compared to 835,795 tons in 2010. The Company reduced its production of steel plates in the fourth quarter of 2011 due to lack of market demand. The increase in steel plates was mainly attributable to an increase in the unit sales prices. The average sales price of steel plates was approximately $618 per ton during 2011, an increase of $92 per ton, or 17%, from $520 in 2010. The increase of selling prices of our products resulted from an increase of raw material prices. The price of iron ore was rising consistently from mid-2009 and increased the price of steel products.

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

Comparison of Operating Expenses for the Years Ended December 31, 2011 and 2010

Selling, General and Administrative expenses consist of allowance for bad debts, selling expenses, professional service fees and other general and administrative expenses. Total operating expenses were $2,500,377 in 2011, a decrease of 31,884, or (1)%, compared to $2,532,261 in 2010. Operating expenses – non related parties were $1,695,836 in 2011, a decrease of $267,390, or -14%, compared to $1,963,226 in 2010. The decrease in operating expenses – non related parties were mainly attributable to $762,873 reduction in professional service and consulting fees in connection with the Company’s effort to be a listed in the US security market. The Company incurred $446,122 professional service and consulting fees in 2011, such fees were $1,208,995 in 2010. The Company expects that professional service fees will increase continually as a result of the Company’s effort to be listed in the US security market. The operating expenses – related parties were $804,541 in 2011, an increase of $235,506, or 41%, compared to $569,035 in 2010. The operating expenses – related parties represented service fees charged by YBS Group. YBS Group is the parent company. It provides various services to its subsidiary companies, such as market and industrial information, public relationship, various government agents’ relationship, coordination of recycling of byproducts among the subsidiaries and executive officers’ salaries. YBS Group charges a service fee based on its expenses and services and allocates to its subsidiary companies proportionally. The amount charged to each subsidiary varies each year. Commencing on 2010, YBS Group began changing a fee of 0.1% of annual revenue of Hongri. Management believes that 0.1% of annual revenue is reasonable and the cost would be similar or only marginally higher if the services had provided by the third parties.

Comparison of Other Expenses for the Year Ended December 31, 2011 and 2010

Other expenses consist of interest expense, gain or loss on disposal of fixed assets and interest income. Total net other expenses were $5,726,716 in 2011, an increase of $672,407, or 13%, compared to $5,054,309 in 2010. Interest expense for bank borrowings was $1,505,340 and $353,815 in 2011 and 2010, respectively. The increase of interest expense for bank borrowings mainly resulted from the increase in short-term bank loan borrowings. Other interest expense in connection with the related party loans was $4,405,934 and $4,719,552 in 2011 and 2010, respectively.

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

Liquidity and Capital Resources

The Company incurred losses in the third quarter of 2012. However, the Company still had net income of $5,934,990 in 2012. The Company’s decision to modify steel bar production line to produce steel wires to adapt to the market demand in 2011 helped the Company to alleviate some the negative market impact in 2012. The revenue from steel wires increased 96% in 2012. The revenue from steel wires accounted 36% of total revenue in 2012.

The cash flow generated from our operations can support our daily operations currently. Nevertheless, it may not be enough to support our operation in the future if the deterioration of steel market continues. The Company is facing rigorous challenges in 2013, including unfavorable steel industry cycles, unforeseeable recovery of world economy and uncertainty of political environment resulting from change of leadership in China. All those factors may continue have a negative impact on our operations and cash flows. It is difficult to predict and mitigate these unfavorable trends. Management will continuously monitor these negative factors and determine the production based on the demand of market, cash on hand and available credit facilitates.

In addition, the Company plans to add a new value added production line to adapt the market demand. To implement this expansion strategy, we may require external financial sources to support the capital investment. Management believes that our available cash will not be sufficient to fund our expansion requirements and therefore, the Company will look for external sources such as debt or equity financings. However, there is no assurance that any such required funds from external sources will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders. If such required funds from outside sources are limited, or not available, the Company will adjust its expansion plan accordingly.

Relevant PRC statutory laws and regulations restrict certain payments, such as dividends, loans or advances, from the Companies’ registered capital. Such restricted capital amounted to approximate $14,799,000 as of December 31, 2012 and 2011. The Company is also required to allocate a portion of its after-tax profits to the statutory reserve. Annual appropriations to the statutory reserve are required to be at least 10% of the enterprise’s after-tax net income determined under Chinese GAAP. When the surplus reserves account balance is equal to or greater than 50% of the Company’s paid-in capital, no further allocation to the surplus reserve account is required. The Company’s surplus reserve is over 50% of the paid-in capital and does not need more surplus reserve in the future. As of December 2012 and 2011, the Company’s reserved fund totaled $6,530,869. In addition, our ability to use revenue generated in RMB to fund any future business activities outside of China or to make dividend or other payments in U.S. dollars is limited due to the regulations of PRC’s currency exchange. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB in the future.

The Company currently intends to retain all earnings, if any, for use in its business operations. We have no plan to repurchase our common stock, nor declare any dividends in the near future.

The Company will have obligations to pay expenses in US dollars in connection with its status as a public company listed in the US security market, including audit, legal, contracted CFO and other SEC filing related service fees. These service fees are usually wired to the Company’s US bank account or paid to vendors directly from China as satisfying such obligations, which is allowed under the current PRC regulations. Other than these service fees, the Company has no significant obligations outside the PRC currently. The Company had cash of $1,710,887 and $1,737,495 as of December 31, 2012 and 2011, respectively. Most of the Company’s funds are kept in financial institutions in China, which do not provide insurance for deposits.

It has been the intent of the management to accelerate repayments of equipment loans, which were due to the related parties. During 2012, the Company repaid $42,037,885 equipment loans to YBS Group by offsetting its advances to related parties; the Company repaid $16,545,106 equipment loans to Hongrong by offsetting its advances to related parties in 2012. The remaining equipment loan balance to YBS group is $3,972,871.

The Company’s advances to related parties were $183,797,203 as of December 31, 2012, an increase of $106,380,918, or 137%, compared to $77,416,285 at December 31, 2011. The increase in advances to related parties resulted mainly from advance to Hongrong, the Company’s major molten iron supplier. The Company uses Hongrong as its primary molten iron supplier. It will reduce the transportation cost and steel making cost since Hongrong is located nearby Hongri. Hongrong has a new blast furnace ready for production and to guarantee the Company has enough molten iron supply, the Company advanced funds to Hongrong in order to ensure that at least 3 months of current volume demand is available for immediate use in Hongrong’s blast furnace. The balance of advances to Hongong approximated four months of cost of sales at the current production level. The accumulation of advance to Hongrong was due to that Hongrong’s new blast furnace is in its testing stage. The quality of molten iron was not stable and some of its molten iron could not be used in Hongri’s steel making process. As long as the technical issues of Hongrong’s new blast furnace are resolved, the purchase from Hongrong will be normalized and advance to Hongrong is expected to be reduced. However, in the event that the technical issues of Hongrong’s new blast furnace cannot be resolved, or the demand to Hongri’s steel products is lower, or there are further price reductions on raw materials already purchased, the assets advanced to Hongrong could be impaired and/or the gross profit margin may be negatively impacted. At the end of March 2013, the Company is still working on the improvement of the new blast furnance.

During 2012, the Company purchased total of $349,903,920 molten iron and steel iron, utility and spare parts from Hongrong. During 2011, the Company purchased total of $666,764,895 molten iron, scrap steel and supplies from Hongrong. During 2010, the Company purchased $431,329,226 of molten iron from Hongrong. The purchase form Hongrong in 2012 was lower than 2011, resulted from construction of Hongrong’s new blast furnace in 2012.

The Company’s accounts payable were $92,228,161 at December 31, 2012, an increase of $69,132,334, compared $23,095,827 at December 31, 2011. The increase in accounts payable resulted from increased payable balance to two new major steel pig iron suppliers of the Company. The payable to each such supplier amounted $52,569,091 and $16,539,706 in 2012. There was no such payable in 2011. The accounts payable balance is interest free and the Company has no specific terms of accounts payable with these vendors. The Company will pay these payables from cash generated from its operation currently. If the deterioration of steel market continues and the sales prices further decrease, the Company’s ability to pay these payables from its operation would be very limited. The Company may look for a debt or equity financing, if needed after taking into consideration the impact of the advances to related parties, the advances from customers and current debt requirements.

Advance from customers was $77,275,327 at December 31, 2012, an increase of $64,017,840, compared to $13,257,487 at December 31, 2011. The sales prices of steel products are fluctuated daily. Timing of buying and selling is one of the keys for profit. In order to ensure availability of the Company’s products in the event that the prices of steel products are going up, the customers will deposit certain amount of money in the Company’s account. During 2012, two new major customers increased approximately $40.1 million deposit in the Company’s account. These deposits are short term in nature and are interest free. If the deterioration of steel market continues and the sales prices are further decreased, some of the customers may recall their deposits. If it happens, it will have negative impact on Company’s cash flows and the Company may look for a debt or equity financing if needed after taking into consideration the impact of the advances to related parties, accounts payable and current debt requirements.

Net cash provided by operating activities was $65,538,117 in 2012. Net cash used in operation activities was $2,983,884 in 2011. The increase in net cash provided by operating activities in 2012 was mainly due to the adjustments as a result of changes in working capital components offset by the decrease of $39,866,486 in net income. The changes in working capital components primarily contributing to the increase in cash flow provided in operating activities were: (i) a decrease in accounts receivable ($11,574,308 decrease in 2012 and 8,019,652 increase in 2011), (ii) an increase in accounts payable ($68,044,123 increase in 2012 and $27,991,152 decrease in 2011), (iii) an increase in advances from customers ($63,091,486 increase in 2012 and $10,155,614 decrease in 2011), (iv) above major increase adjustments offset by a major decrease adjustment, an increase in advance to related parties ($104,287,340 increase in 2012 and $29,898,852 decrease in 2011).

Net cash used in investing activities was $27,524,933 and $9,860,311, respectively, in 2012 and 2011. Those expenditures were primarily related to the construction of steel wire production lines and replacement, or modification of current production lines equipment.

Net cash used in financing activities was $38,063,957 in 2012. During 2012, the Company repaid total of $76,089,600 and renewed and borrowed total of $63,408,000 from Raiffeisen Bank pursuant to a revolving loan agreement (the “Amendment Agreement II”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”) signed on June 28, 2011 and amended on July 23, 2012 and September 18, 2012 subsequently. The Amendment Loan Agreement II provides for a revolving credit facility in an aggregate principal amount of $16,051,000 (RMB 100,000,000) which shall be used as working capital only and could not exceed 180 days. The Company repaid total of $11,714,628 and renewed and borrowed $11,714,628 from credit Union and private party. The Company acquired a letter of credit loan from ICBC bank in the amount of $3,836,184. During 2012, the Company repaid equipment loans of $42,037,885 to YBS group, a related party and $16,545,106 to Hongrong. The Company received $2,672,647 short term loan from related parties and repaid $3,623,767 to related parties. The Company made $317,040 deposit to bank as additional collateral for bank notes payable. The Company paid $595,830 to related parties for obligation under capital lease in 2012. During 2012, the Company provided 100% credit guarantee to two major customers for them to get bank loans. These two customers then advanced $31,620,470 (RMB 197,000,000 translated at December 31, 2012 exchange rate) cash receipt from the bank to the Company as a prepayment for the goods (customer financing).

Net cash provided by financing activities was $10,287,419 in 2011. On June 28, 2011, Hongri entered into a revolving loan agreement (the “Agreement”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The Agreement provides for a revolving credit facility in an aggregate principal amount of RMB 180,000,000 ($28,602,000) which shall be used as working capital. On August 24, 2011, Hongri deposited RMB 15,000,000 ($2,320,500) into Raiffeisen to execute the revolving loan agreement, which was recorded as restricted cash. On August 31, 2011, the Company received the first borrowing RMB 180,000,000 ($28,602,000) which was due by February 27, 2012. During 2011, the Company repaid RMB 57,000,000 ($8,817,900) to Credit Union and acquired same amount $8,817,900 from Credit Union. During 2011, the Company made an additional RMB 7,000,000 ($1,082,900) deposit to a bank as additional collateral to bank notes payable. The Company also received $310,951 from private placement closed on January 28, 2011 (“PP1”) and private placement closed on February 7, 2011 (“PP2”). PP1and PP2 sold total of 2,580,022 units to 45 accredited investors with total proceeds of $3,873,047 and net proceeds of $3,486,192 after commission payment of $386,855. ($3,175,241 received in 2010, 310,951 received in 2011). The Company repaid $17,264,520 short term loan from a related party and acquired $15,237,950 short term loans from two related parties in 2011. The employee loan $722,360 was paid off in 2011. Repayment to equipment loans – related parties was $11,257,129 and repayment to obligation under capital lease – related parties was $540,646 in 2011.

Short-term Borrowings

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

Bank Loans Payable

Bank loans at December 31, 2012 and December 31, 2011 consisted of the following:

		2012	2011
To Credit Union
Interest at 6.10%, payable March 29, 2012	(a)	$-	$3,019,100
Interest at 13.12%, payable September 19, 2012	(b)	-	3,019,100
Interest at 11.40%, payable September 24, 2013	(c)	3,049,690	-
Interest at 7.28%, payable April 7, 2013	(d)	3,049,690	-
To Raiffeisen Bank International AG Beijing Branch
Interest at 7.93%, due by February 27, 2012	(e)	-	28,602,000
Interest at 7.31%, due varied from January to February 2013	(f)	16,051,000	-
To a ICBC Letter of Credit Loan
Interest at 0%, payable May 16, 2013	(g)	3,884,342	-
Total Short Term Bank Loans		$26,034,722	$34,640,200

(a) On September 30, 2011, the Company received a $3,019,100 (RMB 19,000,000 translated at December 31, 2011 exchange rate) short-term borrowing from Credit Union. The loan was a “working capital” loan that bore interest at 6.10% per annum and was repaid on March 23, 2012.

(b) On September 22, 2011, the Company received a $3,019,100 (RMB 19,000,000 translated at December 31, 2011 exchange rate) short-term borrowing from Credit Union. The loan was a “working capital” loan that bore interest at 13.12% per annum and was repaid on September 19, 2012.

(c) On March 26, 2012, the Company received a $3,049,690 (RMB 19,000,000 translated at December 31, 2012 exchange rate) short-term borrowing from Credit Union. The loan bore interest at 7.93% per annum and was repaid on September 25, 2012. Upon repayment, the Company borrowed a new $3,049,690 (RMB 19,000,000 translated at December 31, 2012 exchange rate) loan on September 25, 2012. The loan is a “working capital” loan that bears interest at 11.40% per annum and due on September 24, 2013. The loan is secured by the equipment of Hongrong, a related party.

 (d) On October 8, 2012 the Company received a $3,049,690 (RMB 19,000,000 translated at December 31, 2012 exchange rate) short-term borrowing from Credit Union. The loan was a “working capital” loan that bears interest at 7.28% per annum and is due by April 7, 2013. The loan is secured by the equipment of Hongrong, a related party.

 (e) On June 28, 2011, Hongri entered into a revolving loan agreement (the “Agreement”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The Agreement provides for a revolving credit facility in an aggregate principal amount of   $28,602,000 (RMB 180,000,000 translated at December 31, 2011 exchange rate) which used as working capital. Each borrowing could not exceed 180 days or days the Bank agreed during the Agreement period.

On August 24, 2011, Hongri deposited $2,383,500 (RMB 15,000,000 translated at December 31, 2011 exchange rate) into Raiffeisen to execute the revolving loan agreement, which was recorded as restricted cash. On August 31, 2011, the Company received the first borrowing $28,602,000 (RMB 180,000,000) which was due by February 27, 2012. The Company repaid its outstanding balance as of February 24, 2012.  Upon the repayment, the Company acquired the second borrowing in the total amount of $28,602,000 (RMB 180,000,000) from Raiffeisen Bank. The second borrowing was due by varied date from July to August 2012. The Company repaid $28,602,000 in July and August 2012.

(f) On July 23, 2012, Hongri entered into an amendment agreement (the “Amendment Agreement I”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The Amendment Agreement provided for a revolving credit facility in an aggregate principal amount of $19,261,200 (RMB 120,000,000 translated at December 31, 2012 exchange rate) which used as working capital only. Each borrowing could not exceed 180 days or days the Bank agreed during the Amendment Agreement period.

On September 18, 2012, Hongri entered into a second amendment agreement (the “Amendment Agreement II”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The Amendment Agreement II provides for a revolving credit facility in an aggregate principal amount of $16,051,000 (RMB 100,000,000 translated at December 31, 2012 exchange rate) which is used as working capital only. Each borrowing could not exceed 180 days or days the Bank agreed during the Amendment Agreement period. The Amendment Agreement II is to be terminated on January 31, 2014.

During July 2012, the Company borrowed total of $3,210,000 (RMB 20,000,000 translated at December 31, 2012 exchange rate) and repaid all borrowed amount by the end of September 2012.

During August 2012, the Company borrowed total of $16,051,000 (RMB 100,000,000 translated at December 31, 2012 exchange rate) and repaid all borrowed amount by the end of September 2012. Upon repayment, the Company borrowed separately total of $16,051,000 (RMB 100,000,000 translated at December 31, 2012 exchange rate). The loans bear interest rate of 7.31% per annual and are due varied from January 29, 2013 to February 28, 2013. The total amount of $16,051,000 (RMB 100,000,000 translated at December 31, 2012 exchange rate) has been renewed and will be due varied from July 22 to August 2, 2013.

Pursuant to the Amendment Agreement II, borrowings will bear interest at 130.6% of the benchmark rates of similar loans published by the People’s Bank of China. Current benchmark interest rate for a six months loan is 5.6% revised on July 6, 2012. The borrowing interest is 7.31% currently. The interest is calculated on the daily basis and shall be paid on the 20th of the last month of each quarter. The borrowings are secured substantially by the following: all machinery and equipment of Hongri acquired before 2012. The net value of these machinery and equipment is approximately $159 million as of December 31, 2012, a security deposit of $1,605,100 (RMB 10,000,000) into the Raiffeisen bank as a collateral; corporate guaranty from Hebei Wu’an Yuanbaoshan Industry Group Co., Ltd. (“YBS group”), a majority shareholder of Hongri; and personal guaranty from Mr. Beifang Liu, Chairman of YBS group and Mr. Shenghong Liu, Chairman and Chief Executive Officer of the Company.

(g) On December 4, 2012, the Company borrowed a $3,884,342 (RMB 24,200,000 translated at December 31, 2012 exchange rate) short-term collateral loan from Industrial and Commercial Bank of China (“ICBC”). The loan is collaterated by a letter of credit in the same amount held by the Company, which is recorded as other assets in the balance sheet. The collateral loan is interest free and due by Mary 16, 2013.

Short Term Loan Payable – Related Party

On June 28, 2012, the Company borrowed $160,510 (RMB 1,000,000) from Mr. Beifang Liu, director of the Company, and $642,040 (RMB 4,000,000) from Mr. Maisheng Liu, brother of the CEO of the Company. These payables are interest free and due on demand.

The weighted average short term loan balance consisting of financial institution and private loans and Binchang Liu, Beifang Liu and Maisheng Liu loans was $31,241,243 and $18,308,766 for the years ended December 31, 2012 and 2011, respectively. The weighted average interest rate for short term loan was 8.34% and 8.11% for 2012 and 2011, respectively.

Customer Financing

During 2012, the Company provided 100% credit guarantee to two major customers for them to get bank loans. These two customers then advanced cash receipt from the bank to the Company as a prepayment for the goods. The credit guarantee amounted to $31,620,470 (RMB 197,000,000 translated at December 31, 2012 exchange rate). The loans will be due in August 2013 but can be renewed upon mutual agreement.

Critical Accounting Policies and Estimates

In Note 2 to our audited consolidated financial statements for the years ended December 31, 2012 and 2011 included in the Form 10K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America (U.S. GAAP). The Company applies the following critical accounting policies related to revenue recognition in the preparation of its financial statements.

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

Revenue Recognition

The recognize revenue from the sales of products. The Company recognizes revenues under FAS ASC Topic 605 “Revenue Recognition”. Revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of delivery for sales when risk of loss and title passes to the customer. Revenue is reported net of all value added taxes. Other income is recognized when it is earned. The Company does not routinely permit customers to return products and historically, customer returns have been immaterial. The Company will replace the original product with a similar product if the customer is not satisfied with the quality of product.

Fair Value of Financial Instruments

The Company’s financial instruments consist of bank notes receivable, accounts receivable, net, advances to suppliers, VAT tax recoverable, advance to related parties, current portion of equipment loan payables, short term loan payable – related party, accrued liabilities, bank notes payable, accounts payable, accrued liabilities, tax payables, advances from customers, and accounts payable - related parties.  The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to their short-term maturity or by comparison to other instruments with similar terms.

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

Segment Information

ASC 280-10, “Disclosure About Segments of and Enterprise and Related Information”, requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Off-Balance Sheet Arrangements

During 2012, the Company provided 100% credit guarantee to two major customers for them to get bank loans. These two customers then advanced cash receipt from the bank to the Company as a prepayment for the goods. The credit guarantee amounted to $31,620,470 (RMB 197,000,000 translated at December 31, 2012 exchange rate). The loans will be due in August 2013 but can be renewed upon mutual agreement.

Contractual Obligations

At December 31, 2012, our significant contractual obligations were as follows:

	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long Term Debts	$2,884,919	$1,087,952	$-	$-	$3,972,871
Capital Leases	648,893	1,448,686	1,676,252	2,544,500	6,318,331
Interest on Capital Leases	480,029	809,158	581,593	2,338,363	4,209,143
Interest on Equipment loans	198,644	54,398	-	-	253,042
Total	$4,212,485	$3,400,194	$2,257,845	$4,882,863	$14,753,387

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Inflation Risk

According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 3.3% , 5.4% and 3.0 % in 2010, 2011 and 2012 respectively. In recent years, the PRC has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. Although we are generally able to pass along minor incremental cost inflation to our customers, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase to cope with these increased costs.

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

We have audited the accompanying consolidated balance sheets of China Industrial Steel, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/Friedman LLP

New York, NY
April 1, 2013

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN US DOLLARS)

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash	$1,710,887	$1,737,495
Bank notes receivable	979,111	2,342,186
Accounts receivables, net	9,639,396	20,862,269
Inventories, net	11,585,277	16,139,936
Advances to suppliers, net	2,372,693	3,215,680
VAT recoverable	32,208,807	21,612,482
Advances to related parties	183,797,203	77,416,285
Other current assets	3,884,342	-
Total Current Assets	246,177,716	143,326,333

Machinery and Equipment, Net	101,450,993	84,410,398
Machinery and Equipment - acquired from related parties, Net	85,471,360	98,514,249
Total Machinery and Equipment, Net	186,922,353	182,924,647

Other Assets:
Restricted cash	5,778,360	5,402,600
Land use rights and buildings under capital leases	4,985,732	5,613,105
Total Other Assets	10,764,092	11,015,705

TOTAL ASSETS	$443,864,161	$337,266,685

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$92,228,161	$23,095,827
Accounts payable - related parties	1,833,558	184,447
Accrued liabilities	3,123,315	2,622,224
Taxes payables	2,427	1,868,886
Bank loans payable	26,034,722	34,640,200
Bank notes payable	5,296,830	3,019,100
Equipment loan payable - related parties - current	2,884,919	11,562,752
Current obligations under capital leases - related parties - current	648,893	597,258
Short term loan payable - related party	802,550	1,747,900
Customer financing	31,620,470	-
Advances from customers	77,275,327	13,257,487
Total Current Liabilities	241,751,172	92,596,081

Long Term Liabilities:
Equipment loan payables - related parties - non current	1,087,952	51,093,694
Obligation under capital leases - related parties - non current	5,669,438	6,254,954
Total Long Term Liabilities	6,757,390	57,348,648

TOTAL LIABILITIES	248,508,562	149,944,729

Commitments and Contingencies

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Blank Check Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 980,000,000 authorized, 73,620,391 and 73,542,058 issued and outstanding at December 31, 2012 and 2011, respectively	7,362	7,354
Paid-in capital	16,417,235	16,299,744
Statutory reserves	6,530,869	6,530,869
Retained earnings	156,124,507	150,189,517
Accumulated other comprehensive income	16,275,626	14,294,472
Total Stockholders' Equity	195,355,599	187,321,956
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$443,864,161	$337,266,685

The accompanying notes are an integral part of these consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (IN US DOLLARS)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
Revenues
Sales to customers	$623,373,273	$796,011,478	$546,489,212
Sales to related parties	25,945,519	27,095,564	27,177,472
Total Revenues	649,318,792	823,107,042	573,666,684

Cost of Revenue
Cost of Revenue - non-related parties	304,795,870	92,311,499	76,627,193
Cost of Revenue - related parties	329,666,806	669,334,535	459,227,304
Total Cost of Revenue	634,462,676	761,646,034	535,854,497

Gross Profit	14,856,116	61,461,008	37,812,187

Selling and General and Administrative Expenses
Selling and General and Administrative Expenses - non-related parties	2,225,060	1,695,836	1,963,226
Selling and General and Administrative Expenses - related parties	1,147,775	804,541	569,035
Total Selling and General and Administrative Expenses	3,372,835	2,500,377	2,532,261

Income From Operations	11,483,281	58,960,631	35,279,926

Other Income (Expenses)
Interest income	194,673	67,303	19,058
Interest expense - bank and private borrowings	(2,855,244)	(1,505,340)	(353,815)
Interest expense - related parties	(1,705,435)	(4,405,934)	(4,719,552)
Other income	203,655	117,255	-
Total Other Income (Expenses)	(4,162,351)	(5,726,716)	(5,054,309)

Income from operation before income tax	7,320,930	53,233,915	30,225,617
Provision for income tax	1,385,940	7,432,439	4,455,177
Net Income	5,934,990	45,801,476	25,770,440

Earnings Per Share - Basic and Diluted	$0.08	$0.62	$0.39
Weighted Average Shares Outstanding - Basic and Diluted	73,594,852	73,351,698	66,308,038

Other Comprehensive Income:
Foreign currency translation gain	1,981,154	7,753,060	4,122,803
Comprehensive Income	$7,916,144	$53,554,536	$29,893,243

The accompanying notes are an integral part of these consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (IN US DOLLARS)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Preferred Stock		Common Stock		Stock to be	Additional Paid-In	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Issued	Capital	Reserves	Earnings	Income	Total
Balance as of December 31, 2009	-	$-	61,576,992	$6,158	$-	$12,357,466	$6,530,869	$78,617,601	$2,418,609	$99,930,703
Effect of recapitalization	-	-	-	-	-	(691)	-	-	-	(691)
Common stock issued	-	-	9,385,044	938	-	376,462	-	-	-	377,400
Stock to be issued	-	-	-	-	3,175,241	-	-	-	-	3,175,241
Net income	-	-	-	-	-	-	-	25,770,440	-	25,770,440
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	4,122,803	4,122,803
Balance as of December 31, 2010	-	-	70,962,036	7,096	3,175,241	12,733,237	6,530,869	104,388,041	6,541,412	133,375,896
Stock issued - private placement	-	-	2,580,022	258	(3,175,241)	3,485,934	-	-	-	310,951
Additional paid in capital from Fakei	-	-	-	-	-	80,573	-	-	-	80,573
Net income	-	-	-	-	-	-	-	45,801,476	-	45,801,476
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	7,753,060	7,753,060
Balance as of December 31, 2011	-	-	73,542,058	7,354	-	16,299,744	6,530,869	150,189,517	14,294,472	187,321,956
Stock issued for compensation			78,333	8		117,491				117,499
Net income	-	-	-	-	-	-	-	5,934,990	-	5,934,990
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	1,981,154	1,981,154
Balance as of December 31, 2012	-	$-	73,620,391	$7,362	$-	$16,417,235	$6,530,869	$156,124,507	$16,275,626	$195,355,599

The accompanying notes are an integral part of these consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US DOLLARS)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012		2011	2010

Cash Flows from Operating Activities:
Net Income		$5,934,990	$45,801,476	$25,770,440
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
(Reduction) provision for allowance for doubtful accounts receivable		(281,817)	72,229	172,859
Allowance for doubtful advances to suppliers		879,040	-	-
Depreciation		25,407,234	23,673,076	21,510,507
Amortization of land use rights and buildings under capital leases		675,763	659,478	629,807
Common stock issued for services		117,499	-	375,491
Capitalized interest for lease obligation			-	170,863
Gain on disposal of fixed assets		-	(116,873)	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables		11,574,308	(8,019,652)	(4,442,271)
Decrease (increase) in accounts receivables - related party		-	17,661,321	(17,298,276)
Decrease (increase) in bank notes receivable		1,369,613	(1,139,582)	746,880
Decrease (increase) in inventories		4,659,695	(2,257,850)	12,592,542
(Increase) decrease in advances to suppliers		(14,326)	1,625,894	10,695,413
Increase in VAT recoverable		(10,248,686)	(7,728,655)	(4,216,534)
Increase in other current assets		(3,836,184)	-	-
Increase in advances to related parties		(104,287,340)	(29,898,852)	(2,095,811)
Increase (decrease) in accounts payable		68,044,123	(27,991,152)	(33,902,095)
Increase (decrease) in accounts payable - related parties		1,626,820	(4,420,675)	(5,834,431)
Increase (decrease) in accrued liabilities		468,639	(1,545,150)	2,270,186
Increase (decrease) in bank notes payable		2,219,280	(154,700)	-
Increase (decrease) in advances from customers		63,091,486	(10,155,614)	6,195,617
(Decrease) increase in taxes payables		(1,862,020)	951,397	(1,076,550)
Net Cash Provided by (Used in) Operating Activities		65,538,117	(2,983,884)	12,264,637

Cash Flows from Investing Activities:
Cash acquired from recapitalization		-	-	1,278
Cash received on disposal of fixed assets		-	180,999	-
Capital expenditures		(27,524,933)	(10,041,310)	(10,470,663)
Net Cash Used in Investing Activities		(27,524,933)	(9,860,311)	(10,469,385)

Cash Flows from Financing Activities
Proceeds from bank loans		78,958,812	36,663,900	8,636,640
Repayment of bank loans		(87,804,228)	(8,817,900)	(2,878,880)
Proceeds from short term loan - related parties		2,672,647	15,237,950	2,083,134
Repayment of short term loan - related parties		(3,623,767)	(17,264,520)	-
Proceeds from customer financing		31,228,440	-	-
Proceeds from stock to be issued		-	-	3,175,241
Proceeds from stock issued		-	-	1,910
Repayment of equipment loans - related party		(58,582,991)	(11,257,129)	(11,025,728)
Payment of obligation under capital lease - related parties		(595,830)	(540,646)	(454,415)
Deposit of restricted cash		(317,040)	(3,403,400)	-
Repayment of employee loans		-	(722,360)	-
Additional paid in capital - Fakei		-	80,573	-
Proceeds from private placement		-	310,951	-
Net Cash (Used in) provided by Financing Activities		(38,063,957)	10,287,419	(462,098)

Effect of Exchange Rate Changes on Cash		24,165	232,859	203,728
Net (Decrease) Increase in Cash and Cash Equivalents		(26,608)	(2,323,917)	1,536,882
Cash - Beginning of the Period		1,737,495	4,061,412	2,524,530

Cash - End of the Period		$1,710,887	$1,737,495	$4,061,412

Supplemental Cash Flow Information:
Interest Paid		$4,596,895	$6,183,958	$4,772,075
Income taxes		$2,988,100	$6,597,605	$3,687,851

Supplemental Schedule of Non-Cash Investing Activities:
Obligation payable to seller of assets acquired	$		$6,518,297	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

Handan Hongri Metallurgy Co., Ltd. (“Hongri”) is a Chinese company located at Handan City, Hebei Province, China. Hongri was incorporated under the Chinese laws on March 7, 2007 with registered capital of Reminbi (“RMB”) 90,489,999 (approximately $12 million US dollars at historical exchange rate). Hongri is primarily engaged in the business of manufacturing and selling steel plate, steel bars, steel wires and steel billets for domestic customers and certain related parties.

Hebei Wu’an Yuanbaoshan Industry Group Co., Ltd (“YBS Group”) is an enterprise incorporated in Hebei province, China. YBS Group owns 70% equity interest of Hongri.

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

 On August 10, 2010, Mr. Shenghong Liu, the Chairman of the Board of Directors and one of the shareholders of YBS Group and several other shareholders of YBS Group (each of them, a “Purchaser”) have entered into call option agreements, (collectively, the “Call Option Agreements”), with the major shareholder, Karen Prudente, pursuant to which they are entitled to purchase up to 100% of the issued and outstanding shares from Karen Prudente at a price of $0.0001 per 100 shares for a period of five years as outlined in the Call Option Agreements: the Option may be exercised, in whole or in part, in accordance with the following schedule: 34% of the Option Shares subject to the Option shall vest and become exercisable on January 1, 2012; 33% of the Option Shares subject to the Option shall vest and become exercisable on January 1, 2013 and 33% of the Option Shares subject to the Option shall vest and become exercisable on January 1, 2014. 34% of the Option Shares became exercisable after December 31, 2011. The shareholders did not exercise these Option Shares as of the date of this report. According to the above mentioned Call Option Agreements, Karen Prudente would transfer all restricted shares of the Company’s common stock that she received to the shareholders of YBS Group subject to the terms and conditions thereunder and entrust the shareholders of YBS Group with her voting rights in the Company.

For accounting purposes, the above transactions were accounted for in a manner similar to a reverse merger or recapitalization, since the former equity shareholders of Hongri now effectively control a majority of CIS’ common stock immediately following the transactions. Consequently, the assets and liabilities and historical operations reflected in the consolidated financial statements prior to the transactions are those of Hongri and are recorded at the historical cost of Hongri, and the consolidated financial statements after completion of the transactions include the assets and liabilities of CIS, Northern, Nuosen, and Hongri (collectively, CIS or the “Company”), historical operations of Hongri, and operations of CIS, Northern, Nuosen and Hongri from the date of the transaction.

CIS through Hongri, its operating company in China, produces and sells steel plates, steel bars, steel wires and steel billets. The Company currently has an aggregate of 2.3 million metric tons steel making production capacity and 2 million metric tons of steel rolling production capacity per year from its headquarters on approximately 1,000 acres in Handan City, Hebei Province, China. Most of the Company’s products are domestically sold in China.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of bank notes receivable, accounts receivable, net, advances to suppliers, VAT tax recoverable, advance to related parties, current portion of equipment loan payables, short term loan payable – related party, accrued liabilities, bank notes payable, accounts payable, accrued liabilities, tax payables, advances from customers, and accounts payable - related parties.  The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to their short-term maturity or by comparison to other instruments with similar terms.

The Company evaluated the fair value of the equipment loans payable – related parties, net of current portion at December 31, 2012 and 2011, and determined that the book value of equipment loans payable approximated the fair market value based on information available as of December 31, 2012 and 2011.

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

The foreign exchange rates used in the translation were as follows:

	2012	2011	2010
RMB/US$ exchange rate at period end	0.1605	0.1589	0.1515

Average RMB/US$ exchange rate for the period	0.1585	0.1547	0.1477

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

Shipping Costs

Shipping costs include shipping and handling costs. Shipping costs are expensed as incurred. The freight-in costs are included in the cost of revenue. The freight-out costs are usually incurred by the customers and, as such, there were no significant shipping costs for the years ended December 31, 2012, 2011 and 2010.

Advertising

Advertising is expensed as incurred and is included in selling expenses. The Company did not incur significant advertising expenses for the years ended December 31, 2012, 2011 and 2010.

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

Risks and Uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company’s business and financial condition may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation. The current management team (specifically the CEO) of the Company and the majority owner of the Company through YBS are also the majority owners of the controlled variable interest entity in the PRC, Hongri. The US parent company (or CIS) only controls Hongri through certain agreements which obligated CIS to absorb a majority of expected losses of Hongri or  enabled CIS  to receive a majority residual returns from Hongri and granted CIS the power to direct the activities of Hongri that most significantly impact Hongri’s economic performance. As such, there is a risk that the majority shareholders of the Company and, or Hongri could cancel these agreements. If such action was to be taken, the Company would no longer retain control of Hongri, the operating subsidiary. Although the Company has not experienced losses from these risks and believes that they are in compliance with existing laws and regulations including the organization and structure disclosed in Note 1, this may not be indicative of future results. In addition, the management of CIS currently intends to either reinvest or retain all of the income generated by Hongri for strategic expansion purposes and operations into the foreseeable future.

The Company has significant exposure to the fluctuation of raw materials and energy. The Company does not enter into any commodity contracts or other financial derivatives to hedge these risks.  In addition, the Company is subject to the cyclical nature of the steel industry and the current economic and political environment as it relates to steel production in China. There are many factors of the business which are impacted by prevailing market conditions, specifically, a change in the raw material and energy product pricing environment, rise or decline, will influence inventory levels, purchasing decisions and will, ultimately, all have an impact on the Company’s gross profit and operating results. Excessive steel production capacities, lack of demand for steel products and higher iron ore, coking coal and material costs are major challenges that the Chinese steel industry can occur and have begun to be encountered by the Company. In addition, a significant portion of the Company’s assets have been advanced to a related party supplier (see Note 11). These advances have been or are expected to be used to purchase raw materials for production of molten iron, which is a major raw material of the Company, equivalent to four months  of cost of sales of the Company currently. In the event that the steel products market demand is lower, or there are further price reductions on raw materials already purchased, such asset could be impaired and/or the gross profit margin may be negatively impacted.

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

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property. These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available. As of December 31, 2012, the Company has not experienced any uninsured losses from injury to others or other losses.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Topic 210 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 will be effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Topic 220 – Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  ASU 2013-02 changes the presentation requirements of significant reclassifications out of accumulated other comprehensive income in their entirety and their corresponding effect on net income. For other significant amounts that are not required to be reclassified in their entirety, the standard requires the company to cross-reference to related footnote disclosures. ASU 2013-02 became effective for the company on January 1, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05 Topic 830 – Foreign Currency Matters (“ASU 2013-05”).  ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity.  ASU 2013-02 became effective for the company prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013.  The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

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

4.	Accounts Receivable

Accounts receivable at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Accounts receivable	$9,880,791	$21,383,735
Allowance for doubtful accounts	(241,395)	(521,466)
Accounts receivable, net	$9,639,396	$20,862,269

5.	Inventories

Inventories at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Raw materials	$405,113	$172,372
Finished products	5,919,991	12,004,416
Spare parts	5,260,173	3,963,148
Total	$11,585,277	$16,139,936

6.	Machinery and Equipment, Net

Machinery and equipment stated at cost less accumulated depreciation at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Machinery and equipment	$262,788,674	$246,906,365
Auxiliary facilities	3,059,109	3,028,424
Transportation equipment	570,219	552,288
Office equipment	43,428	34,087
Electronic equipment	58,702	36,741
Subtotal	266,520,132	250,557,905
Accumulated depreciation	(96,960,996)	(70,520,287)
Construction in progress	17,363,217	2,887,029
Total	$186,922,353	$182,924,647

Construction in progress is related to a new 600,000 metric tons of steel wires production capacity. The new steel wires production line commenced production in January 2013. The Company believes that facilities to produce steel plate are not impaired though the quantity of production would be adjusted down or up in response to the demand of steel market.

7.	Restricted Cash

Restricted cash at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Bank deposit as part of collateral to bank notes payable	$4,173,260	$3,019,100
Bank deposit as part of collateral to working capital loan	1,605,100	2,383,500
Total	$5,778,360	$5,402,600

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

8.	Obligations Under Capital Leases – Related Parties

The Company accounts for its related party leases with YBS and its affiliates as capital leases under ASC 840 “Leases” because YBS has the ability to extend the length of the terms of all leases whenever they see fit. Therefore, the leases meet the requirement for capitalization of assets as the term is expected to be greater than 75% of the useful life of the asset. Typically, the terms of the lease are based on YBS’s costs and structured without significant built in profit. The value of the capitalized assets has been calculated to be the present value of all lease payments over the stated term using the Company’s bank borrowing rates. Should YBS extend any of the leases, the Company will re-calculate the value of the capitalized lease based on the renewed terms and record an additional asset upon the occurrence.

In December 2007, the Company entered into a lease agreement with YBS Group to lease 956 mu (approximately 157.5 acres) of land as its manufacturing site. The rent for the first three years was waived per lease agreement. The annual lease payment is $230,244 (RMB 1,434,450) which commenced in 2011. The average lease payment is $207,219 (RMB 1,291,005) per annum. The lease is set to expire on December 31, 2037. The present value of the total lease payments at inception was $2,038,982 (RMB 12,703,147 at the current exchange rate), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2007, the Company entered into a lease agreement with YBS Group to lease the manufacturing building of Plate-Rolling I. The annual lease payment is $565,350 (RMB 3,522,211) commencing on January 1, 2008. The lease is set to expire on December 31, 2017. The present value of the total lease payments at inception was $3,822,806 (RMB 23,816,623 at the current exchange rate), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2007, the Company entered into a lease agreement with Hongrong, a related party, to lease the manufacturing building of Steel-Making I. The annual lease payment is $194,322 (RMB 1,210,716) commencing on January 1, 2008. The lease is set to expire on December 31, 2017. The present value of the total lease payments at inception was $1,314,042 (RMB 8,186,666 at the current exchange rate), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2009, the Company entered into a lease agreement with YBS Group to lease the manufacturing building of Steel-Making II. The annual lease payment is $17,250 (RMB 107,469) commencing on January 1, 2010. The lease is set to expire on December 31, 2019. The present value of the total lease payments at inception was $127,316 (RMB 793,198 at the current exchange rate), which was calculated with a discount rate of 5.94%, a PRC long term borrowing rate in December 2009.

In November 2009, the Company entered into a lease agreement with Hongrong to lease the manufacturing building of Bar-Rolling III. The annual lease payment is $121,747 (RMB 758,503) commencing on January 1, 2010. The lease is set to expire on December 31, 2019. The present value of the total lease payments at inception was $898,624 (RMB 5,598,552 at the current exchange rate), which was calculated with a discount rate of 5.94%, a PRC long term borrowing rate in December 2009.

As of December 31, 2012, future minimum rental payments applicable to the above non-cancelable capital leases with remaining terms in excess of one year were as follows:

December 31,	Capital Leases
2013	$1,128,922
2014	1,128,922
2015	1,128,922
2016	1,128,922
2017	1,128,922
Thereafter	4,882,864
Total minimum lease payments	10,527,474
Less amount representing interest	(4,209,143)
Present value of net minimum lease payments	6,318,331
Less current obligations	(648,893)
Long-term obligations	$5,669,438

9.	Bank Notes, Bank Loan Payable, Short Term Loan Payable – Related Party and Customer Financing

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

Bank Loans Payable

Bank loans at December 31, 2012 and December 31, 2011 consisted of the following:

		2012	2011
To Credit Union
Interest at 6.10%, payable March 29, 2012	(a)	$-	$3,019,100
Interest at 13.12%, payable September 19, 2012	(b)	-	3,019,100
Interest at 11.40%, payable September 24, 2013	(c)	3,049,690	-
Interest at 7.28%, payable April 7, 2013	(d)	3,049,690	-
To Raiffeisen Bank International AG Beijing Branch
Interest at 7.93%, due by February 27, 2012	(e)	-	28,602,000
Interest at 7.31%, due varied from January to February 2013	(f)	16,051,000	-
To a ICBC Letter of Credit Loan
Interest at 0%, payable May 16, 2013	(g)	3,884,342	-
Total Short Term Bank Loans		$26,034,722	$34,640,200

(a) On September 30, 2011, the Company received a $3,019,100 (RMB 19,000,000 translated at December 31, 2011 exchange rate) short-term borrowing from Credit Union. The loan was a “working capital” loan that bore interest at 6.10% per annum and was repaid on March 23, 2012.

(b) On September 22, 2011, the Company received a $3,019,100 (RMB 19,000,000 translated at December 31, 2011 exchange rate) short-term borrowing from Credit Union. The loan was a “working capital” loan that bore interest at 13.12% per annum and was repaid on September 19, 2012.

(c) On March 26, 2012, the Company received a $3,049,690 (RMB 19,000,000 translated at December 31, 2012 exchange rate) short-term borrowing from Credit Union. The loan bore interest at 7.93% per annum and was repaid on September 25, 2012. Upon repayment, the Company borrowed a new $3,049,690 (RMB 19,000,000 translated at December 31, 2012 exchange rate) loan on September 25, 2012. The loan is a “working capital” loan that bears interest at 11.40% per annum and due on September 24, 2013. The loan is secured by the equipment of Hongrong, a related party.

 (d) On October 8, 2012 the Company received a $3,049,690 (RMB 19,000,000 translated at December 31, 2012 exchange rate) short-term borrowing from Credit Union. The loan was a “working capital” loan that bears interest at 7.28% per annum and is due by April 7, 2013. The loan is secured by the equipment of Hongrong, a related party.

 (e) On June 28, 2011, Hongri entered into a revolving loan agreement (the “Agreement”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The Agreement provides for a revolving credit facility in an aggregate principal amount of   $28,602,000 (RMB 180,000,000 translated at December 31, 2011 exchange rate) which used as working capital. Each borrowing could not exceed 180 days or days the Bank agreed during the Agreement period.

On August 24, 2011, Hongri deposited $2,383,500 (RMB 15,000,000 translated at December 31, 2011 exchange rate) into Raiffeisen to execute the revolving loan agreement, which was recorded as restricted cash. On August 31, 2011, the Company received the first borrowing $28,602,000 (RMB 180,000,000) which was due by February 27, 2012. The Company repaid its outstanding balance as of February 24, 2012.  Upon the repayment, the Company acquired the second borrowing in the total amount of $28,602,000 (RMB 180,000,000) from Raiffeisen Bank. The second borrowing was due by varied date from July to August 2012. The Company repaid $28,602,000 in July and August 2012.

 (f) On July 23, 2012, Hongri entered into an amendment agreement (the “Amendment Agreement I”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The Amendment Agreement provided for a revolving credit facility in an aggregate principal amount of $19,261,200 (RMB 120,000,000 translated at December 31, 2012 exchange rate) which used as working capital only. Each borrowing could not exceed 180 days or days the Bank agreed during the Amendment Agreement period.

On September 18, 2012, Hongri entered into a second amendment agreement (the “Amendment Agreement II”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The Amendment Agreement II provides for a revolving credit facility in an aggregate principal amount of $16,051,000 (RMB 100,000,000 translated at December 31, 2012 exchange rate) which is used as working capital only. Each borrowing could not exceed 180 days or days the Bank agreed during the Amendment Agreement period. The Amendment Agreement II is to be terminated on January 31, 2014.

During July 2012, the Company borrowed total of $3,210,000 (RMB 20,000,000 translated at December 31, 2012 exchange rate) and repaid all borrowed amount by the end of September 2012.

During August 2012, the Company borrowed total of $16,051,000 (RMB 100,000,000 translated at December 31, 2012 exchange rate) and repaid all borrowed amount by the end of September 2012.

Upon repayment, the Company borrowed separately total of $16,051,000 (RMB 100,000,000 translated at December 31, 2012 exchange rate). The loans bear interest rate of 7.31% per annual and are due varied from January 29, 2013 to February 28, 2013. The total amount of $16,051,000 (RMB 100,000,000 translated at December 31, 2012 exchange rate) has been renewed and will be due varied from  July to August 2013.

Pursuant to the Amendment Agreement II, borrowings will bear interest at 130.6% of the benchmark rates of similar loans published by the People’s Bank of China. Current benchmark interest rate for a six months loan is 5.6% revised on July 6, 2012. The borrowing interest is 7.31% currently. The interest is calculated on the daily basis and shall be paid on the 20th of the last month of each quarter. The borrowings are secured substantially by the following: all machinery and equipment of Hongri acquired before 2012. The net value of these machinery and equipment is approximately $159 million as of December 31, 2012, a security deposit of $1,605,100 (RMB 10,000,000) into the Raiffeisen bank as a collateral; corporate guaranty from YBS group, a majority shareholder of Hongri; and personal guaranty from Mr. Beifang Liu, Chairman of YBS group and Mr. Shenghong Liu, Chairman and Chief Executive Officer of the Company.

(g) On December 4, 2012, the Company borrowed a $3,884,342 (RMB 24,200,000 translated at December 31, 2012 exchange rate) short-term collateral loan from Industrial and Commercial Bank of China (“ICBC”). The loan is collaterated by a letter of credit in the same amount held by the Company, which is recorded as other assets in the balance sheet. The collateral loan is interest free and due by Mary 16, 2013.

Short Term Loan Payable – Related Party

On June 28, 2012, the Company borrowed $160,510 (RMB 1,000,000) from Mr. Beifang Liu, director of the Company, and $642,040 (RMB 4,000,000) from Mr. Maisheng Liu, brother of the CEO of the Company. These payables are interest free and due on demand.

The weighted average short term loan balance consisting of financial institution and private loans and Binchang Liu, Beifang Liu and Maisheng Liu loans was $31,241,243 and $18,308,766 for the years ended December 31, 2012 and 2011, respectively. The weighted average interest rate for short term loan was 8.34% and 8.11% for 2012 and 2011, respectively.

Customer financing

During 2012, the Company provided 100% credit guarantee to two major customers for them to get bank loans. These two customers then advanced cash receipt from the bank to the Company as a prepayment for the goods. The credit guarantee amounted to $31,620,470 (RMB 197,000,000 translated at December 31, 2012 exchange rate). The loans will be due in August 2013 but can be renewed upon mutual agreement.

10.	Taxes Payable

Tax payables at December 31, 2012 and 2011 consisted of:

	2012	2011
PRC corporation income tax	$-	$1,602,160
Other taxes payable	2,427	266,726
Total	$2,427	$1,868,886

See Note 15.

11.	Related Party Transactions

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

As of December 31, 2012 and 2011, advances to related parties and accounts payable - related parties consisted of:

Advances to Related Parties

Name of related parties	2012	2011
YBS Group	$-	$21,075,317
Hongrong	183,633,559	56,340,968
Cement Plant	163,644	-
Total Advances to Related Parties	$183,797,203	$77,416,285

Accounts Payable - Related Parties

Name of related parties	2012	2011
Baoye	$(1,830,377)	$(56,447)
Ore Treatment	(3,181)	(3,149)
Cement Plant	-	(124,851)
Total Accounts Payable - Related Parties	$(1,833,558)	$(184,447)

The balance of advances to YBS group was $0 and $21,075,317 as of December 31, 2012 and 2011, respectively. YBS Group is a parent company. It provides various services to the subsidiary companies, such as market and industrial information, public relationship, various government agents’ relationship, coordination of the production and purchase for subsidiaries and so on. Advances to YBS Group were in connection with the purchase of iron and supplementary materials used in Hongrong’s production, a motlen iron supplier of Hongri. The balance of advance to YBS Group will be returned or credited for YBS Group’s other services provided to the Company.

YBS group charged a service fee based on applicable itemized expenses and fixed service fee. Commencing in 2010, YBS Group charged 0.1% of current year revenue of Hongri as a fixed service fee. Service fees consisted of management salaries, training, consultations, common areas charges and other fees. Management believes that 0.1% of revenue is a reasonable charge method. The Company estimated that this service fee would be similar or marginally higher if the same services had been provided by third parties. In addition to the fixed service fee, the Company will charge itemized services and expenses to the Company if such service and expenses are incurred. The total services fees were $1,147,775, $804,541 and $569,035 for 2012, 2011 and 2010, respectively. Among the 2012 services fees, $510,744 was an itemized expense in connection with the refinancing of $16 million loan from Raiffeisen Bank. Executive officers’ salaries were stand-alone expenses. Such expenses were $63,408, $61,880 and $59,096 for 2012, 2011 and 2010, respectively.

In 2012, the Company repaid its $42,037,885 equipment loans to YBS group by offsetting its previous and current advanced fund to YBS group. In the same period, the Company repaid $16,545,106 equipment loan to Hongrong by offsetting its current advanced fund to Hongrong.

Purchases from related parties

Hongri purchased raw materials from the above-mentioned related parties and had advances and accounts payable to these related parties in the routine business operations. It is a common practice in China that a vendor or supplier requires an advance payment before the shipment of merchandise. The Company’s advances to the related parties enable these related parties to pay partial amounts in advance to their vendors or suppliers. The Company is in favor of Hongrong as its primary molten iron supplier. It will reduce the transportation cost and steel making cost since Hongrong is located nearby Hongri. Hongrong has a new blast furnace in its testing stage. If the Hongrong’s new blast furnace is in full production, it will  guarantee the Company has enough molten iron supplies.Expected that Hongrong’s new blast furnace would be in operation in fourth quarter of 2012, the Company advanced more funds to Hongrong in order to ensure that Hongri will have continuously molten iron supply. The balance of advances to Hongrong was $183,633,559 and $56,340,968 as of December 31, 2012 and 2011, respectively. The amount advanced to Hongrong approximated to purchase of four months molten iron used in production.

Accounts payable to related parties represents an unsettled amount in the normal course of business. These payables were short term in nature. Total payable to related parties was $1,833,558 and $184,447 as of December 31, 2012 and 2011, respectively.

In 2012, the Company purchased $318,369,059 (786,354 metric tons) molten iron, $30,453,078 utility and $1,081,783 spare parts from Hongrong. During 2011, the Company purchased $659,998,838 (1,445,304 metric tons) molten iron, $5,659,111 (21,400 metric tons) scrap steel and $1,106,946 supplies from Hongrong. During 2010, the Company purchased $431,329,226 (1,080,737 metric tons) of molten iron from Hongrong.

The Company purchased coke – raw material and electricity from Baoye. Such purchase was $1,512,598, $0 and $2,927,689 in 2012, 2011 and 2010, respectively.

Sales to related parties

The Company’s sales of its products to YBS Group were $15,802,957, $20,344,781 and $26,854,226 in 2012, 2011 and 2010 respectively. YBS acts as a distributor of steel products for the Company and all sales are final. The only right of return is for defective steel products and the Company has not experienced any returns in the past years of operations. The steel products are picked up directly by YBS’ customers at which time the Company recognizes the sale. The Company has determined these sales should be recorded on a gross basis based on the following analysis: upon shipment all risks of ownership transfer to YBS’ customers and the Company does not bare any additional risks and YBS has all of the collection risk from its customers.

Company sold $4,191,682, 6,750,783 and $0 steel products to Hongrong in 2012, 2011 and 2010, respectively. Hongrong used these steel products in Hongrong’s blast furnace constructions. The Company also sold $5,950,879 by-products, which were re-used in manufacturing of molten iron to Hongrong in 2012.

During 2010, the Company sold $323,246 its steel products to Baoye.

Equipment purchased from related parties

See Note 12 Equipment Loans Payable – Related Parties.

Loan from related party

See Note 9 Bank Notes, Bank Loan Payable and Short Term Loan Payable – Related Party

Leases from related parties

See Note 8 Obligations Under Capital Lease – Related Parties

12.	Equipment Loans Payable – Related Parties

Equipment loan payables – related parties at December 31, 2012 and 2011 consisted of:

Equipment Loans Payable	2012	2011

Equipment loan - YBS Group payable	$3,972,871	$46,071,679
Equipment loan - Hongrong payable	-	16,584,767
Total equipment loans payable	3,972,871	62,656,446
Less: current portion	(2,884,919)	(11,562,752)
Long-term payable	$1,087,952	$51,093,694

On November 30, 2007, the Company purchased Plate-Rolling I production line and related auxiliary equipment from YBS Group at a price of $26,208,524 (RMB 191,163,559 translated at the historical exchange rate), which was at cost, and carryover basis of YBS group. YBS Group provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bears interest at 5% per annum, and has a fixed repayment schedule at $2,884,919 (RMB 17,973,455 at the December 31, 2012 exchange rate) per annum (payable at the end of the year). During 2012, the Company repaid $14,983,023 (RMB 94,518,192 translated at the 2012 average rate) equipment loan to YBS group by offsetting its previous advanced fund to YBS group. The remaining unpaid loan balance was $3,972,871 (RMB 24,751,549 translated at the December 31, 2012 exchange rate).

On November 30, 2009, the Company purchased Steel-Making II production line and related auxiliary equipment from YBS Group at a price of $35,718,399 (RMB 243,811,599 at the historical exchange rate), which was at cost, and carryover basis of YBS Group. YBS Group provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bore interest at 5% per annum, and had a fixed repayment schedule at $3,913,233 (RMB 24,380,000 at the December 31, 2012 exchange rate) per annum (payable at the end of the year). During 2012, the Company repaid remaining balance of $27,054,862 (RMB 170,671,599 at the 2012 average exchange rate) in full by offsetting its previous advanced fund to YBS group.

On November 30, 2007, the Company purchased Steel-Making I production line and related auxiliary equipment from Hongrong at a price of $44,698,499 (RMB 326,028,440 translated at the historical exchange rate), which was at cost, and carryover basis of Hongrong. Hongrong provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bore interest at 5% per annum, and had a fixed annual repayment schedule at $4,881,755 (RMB 30,414,021 at  the December 31, 2012 exchange rate) per annum (payable at the end of the year). On March 31, 2012, the Company repaid the remaining $16,545,106 (RMB 104,372,354 at the 2012 average rate) by offsetting its current advanced fund to Hongrong.

Interest paid to YBS group for equipment loans was $1,040,676, $2,570,300, and $2,767,527 in 2012, 2011 and 2010, respectively.

Interest paid to Hongrong for equipment loan was $206,814, $1,042,573, and $1,220,335 in 2012, 2011 and 2010, respectively.

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

If the accumulated balance of the Company’s statutory reserve is not enough to make up for the losses of the Company of the previous year, the current years’ profit shall first be used for making up the losses before the statutory reserve is drawn. As of December 31, 2012, the statutory reserves amounted to $6,530,869.

14.	Stockholders’ Equity

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

On April 30, 2012, the Board of Directors made a resolution to issue total of 78,333 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), to certain officer and director for their services to the Company. The share was valued at $1.50 per share based on the price of previous closed major private placement.

Following was a summary of the warrants as of December 31, 2012 and 2011:

2011	Date of Issuance	Number of Warrants	Weighted Average Exercise Price	Weighted Remaining Life in Years
Outstanding, December 31, 2010	-	-	$-
$4.50 warrants	January 28, 2011	2,579,022	4.50	2.07
$4.50 warrants	February 7, 2011	1,000	4.50	2.10
$2.00 warrants	February 7, 2011	1,000	2.00	2.10
Outstanding, December 31, 2011		2,581,022	$4.50	2.07

2012	Date of Issuance	Number of Warrants	Weighted Average Exercise Price	Weighted Remaining Life in Years
$4.50 warrants	January 28, 2011	2,579,022	4.50	1.07
$4.50 warrants	February 7, 2011	1,000	4.50	1.10
$2.00 warrants	February 7, 2011	1,000	2.00	1.10
Outstanding, December 31, 2012		2,581,022	$4.50	1.07

15.	Income Tax

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

Foreign pretax earnings were $7,893,739, $53,649,225 and $30,225,617, in 2012, 2011 and 2010, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2012, approximately $164,437,000 of accumulated unadjusted earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S federal corporation income tax rate of 34%, an additional tax of $46,972,000 approximately would have to be provided if such earnings were remitted currently.

The following table reconciled the US statutory rates to the Company’s effective rate for 2012, 2011 and 2010.

	2012	2011	2010

US statutory tax rate	34.0%	34.0%	34.0%
Foreign income not recognized in US	-34.0%	-34.0%	-34.0%
China income tax rate	12.5%	12.5%	12.5%
Non-deductible expenses *	6.4%	1.5%	2.2%
Effective rate	18.9%	14.0%	14.7%

*	Non-deductible expenses consists of:
a, 4.74% US GAAP adjustments not recognized by PRC tax authority;
b, 1.37% US operation loss;
c, 0.26% WOFE loss;
d, 0.05% loss not recognized by PRC tax authority.

CIS and Northern were incorporated in the United States and have incurred net operating losses for income tax purposes in past years and the current period. As December 31, 2012, the Companies had loss carry forwards of approximately $1,782,000 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2031 and 2032. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of December 31, 2012 and December 31, 2011 were approximately $606,000 and $411,000, respectively.

The Company did not have any significant temporary differences relating to deferred tax liabilities as of December 31, 2012 and 2011.

The Company files income tax returns with U.S. Federal Government and the states of Maryland and Colorado. With few exceptions, the Company is subject to U.S. federal and Maryland state income tax examinations by tax authorities for years on or after 2008 and for years on or after 2007 by Colorado tax authorities. The Company’s foreign subsidiaries also file income tax returns with the National Tax Bureau (with its branches in Handan) and other taxes and surcharges with the Local Tax Bureaus (Hebei Provincial Tax Bureau and Handan Municipal Tax Bureau). The Company is subject to tax examinations by these foreign tax authorities for years from 2008 to 2012.

The Company evaluated its tax positions, and as of December 31, 2012 and 2011. No uncertain tax position has been identified.

16.	Commitments and Contingencies

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

During 2012, the Company provided 100% credit guarantee to two major customers for them to get bank loans. These two customers then advanced cash receipt from the bank to the Company as a prepayment for the goods. The credit guarantee amounted to $31,620,470 (RMB 197,000,000 translated at December 31, 2012 exchange rate). The loans will be due in August 2013 but can be renewed upon mutual agreement.

17.	Major Customers and Vendors

For the year ended December 31, 2012, there were two (2) major customers that accounted for approximately 20% and 18% of the Company’s total sales, respectively. For the year ended December 31, 2011, there were two (2) major customers that accounted for approximately 21% and 19% of the Company’s total sales, respectively. For the year ended December 31, 2010, there were two (2) major customers that accounted for approximately 18% and 10% of the Company’s total sales, respectively.

For year ended December 31, 2012, 57% of the total Company’s purchase was from Hongrong, and 31% of the total purchase was from an unrelated party. For the year ended December 31, 2011 and 2010, the purchase from Hongrong was 98% and 94% of the total purchases, respectively. No purchase from other vendors was over 5% in 2011 and 2010.

18.	Major Products Lines

The Company operates in one industry segment and in one geographic region, which is the PRC. Revenues and costs of goods sold by major products for the year ended December 31, 2012, 2011 and 2010 consisted of:

Revenues	2012	2011	2010
Steel plates	$335,591,348	$474,946,204	$439,719,098
Steel bars/steel wires	236,557,650	120,870,983	26,101,538
Steel billets	64,888,724	209,657,073	100,568,635
Byproducts and others	12,281,070	17,632,782	7,277,413
Total Revenues	$649,318,792	$823,107,042	$573,666,684

Costs of Revenue	2012	2011	2010
Steel plates	$343,339,636	$460,188,852	$416,440,083
Steel bars/steel wires	229,958,766	107,931,190	26,868,918
Steel billets	59,719,198	192,353,711	92,545,496
Others	1,445,076	1,172,281
Total Cost of Revenue	$634,462,676	$761,646,034	$535,854,497

Gross Profit Margin	2012	2011	2012
Steel plates	-2.31%	3.11%	5.29%
Steel bars/steel wires	2.79%	10.71%	-2.94%
Steel billets	7.97%	8.25%	7.98%
Total Gross Profit Margin	2.29%	7.47%	6.59%

The Company sold 658,425, 768,374 and 835,795 metric tons of steel plates for the year ended December 31, 2012, 2011 and 2010, respectively.

The Company sold 453,595, 197,070 and 48,780 metric tons of steel wire/bars for the year ended December 31, 2012, 2011 and 2010, respectively.

The Company sold 121,559, 368,544 and 195,214 metric tons of steel billets for year ended December 31, 2012, 2011 and 2010, respectively.

19.    Condensed Unaudited Parent Company Financial Information

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

The Investment in subsidiaries was determined using the equity method of accounting. Relevant PRC statutory laws and regulations restrict certain payments, such as dividends, loans or advances, from the Companies’ registered capital. Such restricted capital approximates $14,799,000 as of December 31, 2012 and 2011. The Company is also required to allocate a portion of its after-tax profits to the statutory reserve. Annual appropriations to the statutory reserve are required to be at least 10% of an enterprise’s after-tax net income determined under Chinese GAAP. When the surplus reserves account balance is equal to or greater than 50% of the Company’s paid-in capital, no further allocation to the surplus reserve account is required. As of December 31, 2012 and 2011, such reserved fund totaled $6,530,869. In addition, the Company’s ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars is limited due to the regulations of PRC’s currency exchange. It is not certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB in the future.

CHINA INDUSTRIAL STEEL INC.
PARENT COMPANY
CONDENSED BALANCE SHEETS (IN US DOLLARS)
AS OF DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$7,285	$76,318
Total Current Assets	7,285	76,318
Investment in subsidiaries	195,957,121	187,468,138
TOTAL ASSETS	$195,964,406	$187,544,456

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued liabilities	$17,451	$-
Due to YBS group, a related party	591,356	222,500
Total Current Liabilities	608,807	222,500
TOTAL LIABILITIES	608,807	222,500

Commitments and Contingencies

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Blank Check Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 980,000,000 authorized, 73,620,391 and 73,542,058 issued and outstanding at December 31, 2012 and 2011, respectively	7,362	7,354
Paid-in capital	16,417,235	16,299,744
Retained earnings	162,655,376	156,720,386
Accumulated other comprehensive income	16,275,626	14,294,472
Total Stockholders' Equity	195,355,599	187,321,956
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$195,964,406	$187,544,456

CHINA INDUSTRIAL STEEL INC.
PARENT COMPANY
CONDENSED STATEMENTS OF OPERATIONS (IN US DOLLARS)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
Revenues	$-	$-	$-
Cost of Revenue	-	-	-
Gross Profit	-	-	-

Professional fees	540,334	388,109	784,242
Other General and Administrative expenses	32,355	27,066	10,109

Loss from operation before income tax	(572,689)	(415,175)	(794,351)
Provision for income tax	-	-	-
Equity income from subsidiary	6,507,679	46,216,651	26,564,791
Net Income	$5,934,990	$45,801,476	$25,770,440

Other Comprehensive Income:
Foreign currency translation gain	1,981,154	7,754,573	4,122,803
Other Comprehensive Income	$7,916,144	$53,556,049	$29,893,243

CHINA INDUSTRIAL STEEL INC.
PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (IN US DOLLARS)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
Cash Flows from Operating Activities:
Net Income	$5,934,990	$45,801,476	$25,770,440
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity income from subsidiaries	(6,507,679)	(46,216,651)	(26,564,791)
Issuance of shares in consideration for services	117,499	-	375,491
Increase (decrease) in accrued liabilities	17,451	(538,804)	538,804
Net Cash (Used in) Provided by Operating Activities	(437,739)	(953,979)	119,944

Cash Flows from Investing Activities:
Investment in subsidiary	-	-	(2,800,100)
Net Cash Used in Investing Activities	-	-	(2,800,100)

Cash Flows from Financing Activities
Investment in subsidiary	(150)	(149)	-
Proceeds from YBS group	368,856	222,500	-
Proceeds from stock issued	-	-	1,910
Proceeds from private placement	-	310,951	3,175,241
Net Cash Provided by Financing Activities	368,706	533,302	3,177,151

Net (Decrease) Increase in Cash and Cash Equivalents	(69,033)	(420,677)	496,995
Cash and Cash Equivalents - Beginning of Year	76,318	496,995	-
Cash and Cash Equivalents - End of Year	$7,285	$76,318	$496,995

20.	Unaudited Quarterly Financial Data

Year 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$177,028,648	$145,572,369	$169,550,216	157,167,559
Gross profit	8,824,083	4,456,900	(2,377,748)	3,952,881
Net income (loss)	4,706,044	1,848,517	(3,748,280)	3,128,709
Earnings (loss) per common share
Basic and diluted	$0.06	$0.03	$(0.05)	$0.04

Year 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$187,524,816	$216,799,301	$225,955,836	192,827,089
Gross profit	10,426,543	14,409,268	23,470,731	13,154,466
Net income	7,132,774	10,704,209	18,354,949	9,609,544
Earnings per common share
Basic and diluted	$0.10	$0.15	$0.25	$0.13

Year 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$119,167,163	$141,378,635	$109,201,658	203,919,228
Gross profit	9,420,194	8,928,053	6,719,421	12,744,519
Net income	6,783,946	6,258,235	2,763,261	9,964,998
Earnings per common share
Basic and diluted	$0.11	$0.10	$0.04	$0.14

21.    Subsequent Events

The Company repaid its revolving loan $16,051,000 (RMB 100,000,000 translated at December 31, 2012 exchange rate) borrowed from Raiffeisen Bank in January 2013. The Company then acquired a second borrowing in the amount of $16,051,000 (RMB 100,000,000 translated at December 31, 2012 exchange rate) from Raiffeisen Bank. The new borrowing bears interest of 7.31% per annual and is due varied from July 22 to August 2, 2013.

In February 2013, the Company borrowed a $1,540,896 (RMB 9,600,000 translated at December 31, 2012 exchange rate) short-term collateral loan from Industrial and Commercial Bank of China (“ICBC”). The loan is collaterated by a letter of credit in the same amount held by the Company. The collateral loan is interest free and due by August 15, 2013.

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

The Company initiated evaluation work and identified some material weaknesses. During the fourth quarter of 2012, our management, under the supervision of Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our entity-level control,  include the control environment, risk assessment, information and communication, monitoring, financial close and reporting, and IT general controls. Our management also evaluated the design and operating effectiveness of our internal control over financial reporting in the areas of inventory and cost accounting as additional assessment. Based on our initial assessment, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2012.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified by our management as of December 31, 2012, are described below:

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

2. We have substantial related party transactions and have no audit committee to supervise those transactions. There is an absence of expertise in the management and staff in maintaining effective internal control, due to our recent transition from a private company to a public company. Our management believes that the pervasive nature of this control deficiency impact all significant accounts and disclosures and rise to the level of material weakness.

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

Changes in Internal Control over Financial Reporting

As an initial step, the Company added three new accounting staff; each of them will focus on the function of sales, purchase and cost separately during 2012. The Company also hired a local consultant to help in establishing accounting and reporting policy within the Company. In March 2012, the Company hired a new bilingual (Chinese and English) controller, who has the ability to learn US GAAP.

Item 9B.	Other Information

 None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following are our officers and directors as of March 29, 2013. Most of our officers and directors are residents of the PRC and, therefore, it may be difficult for investors to effect service of process within the US upon them or to enforce judgments against them obtained from the US courts.

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Shenghong Liu	52	Chairman of Board, Chief Executive Officer and Chief Operating Officer
Xiaolong Zhou	61	Chief Financial Officer
Rutai Pan	51	Chief Engineer and Manager, Plant Operations
Frank J. Pena	54	Director
Beifang Liu	76	Director
Fengye Liu	57	Director
Jinghe Liu	59	Director

Biographies

Shenghong Liu, Mr. Liu, our Chief Executive Officer and Chief Operating Officer, and Chairman of the Board of Directors, brings 20 years of expertise in ferrous metallurgy to the Company.  He has been serving as Chairman of the Board of Directors since August 2010, and became a director after the execution of the Entrustment Agreements. He has been with the Company (and/or its parent the Yuanbaoshan Group) since 1988, where he first served as the Deputy Plant Chief, then was promoted to Deputy General Manager of the Yuanbaoshan Group in 1993, where he helped increase the company’s assets from 10 million RMB to 150 million.  From 1999 to 2007, he served as the Group General Manager, where he was instrumental in increasing sales to 4.8 billion RMB, with profits of 500 million RMB.  In 2007 he became Chairman and General Manager of, Hongri.  Mr. Liu, graduated from Hebei Tangshan Project Technology Institute in 1987.

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

Beifang Lie, our director since August 2010, after the execution of the Entrustment Agreements, joined the YBS Group as General Manger in 1989, In 1999 he Joined the company as President, a position he held for 11 years. From 2007 till now, he served as member of Board of Directors of Hongri. He has more than 25 years of management experience in iron industries.

Fengye Liu, our director since August 2010, after the execution of the Entrustment Agreements, is a junior college level, party member, acted as the president of the Economics and Trade Company of YBS Group from 1978 to 1995. She also served as the president of YIN SHENG Economics and Trade Company of Wu’an City from 1996 to 2006. Since 2007, Mrs. Liu has held a post of member of the board of Hongri. Enthusiastic and decisive, she is one of the best in our Group, who participated in many substantial jobs and won a reputation for us.

Jinghe Liu, our director since August 2010, after the execution of the Entrustment Agreements, is a junior college level, party member, is the vice president of Hongri. He served in military from 1974 to 1978. From 1983 to 1989, he acted as the manager of the Secondary Cement in Wu’an City and as the manager of the First Cement Factory of YBS Group from 1990 to 1999. Since 2000, he has been the Vice President of YBS Group. The 20 years professional history ensured him having more practical experiences, which covers market positioning and market model of steel and iron industry. Possessing abundant experiences and updated concepts, he is precisely one of the talents our enterprise needs for healthy development.

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

There are no family relationships among our directors or officers other than disclosed below:

Beifang Liu is the father of Shenghong Liu, our Chairman, Chief Executive Officer and Chief Operating Officer.

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

Board Meetings

The Board of Directors met one time and did not act by unanimous written consent during the fiscal year of 2012.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2012, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

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

Specific salary and bonus levels, as well as the amount and timing of equity incentive grants, are determined informally and judgmentally, on an individual-case basis, taking into consideration each executive's unique talents and experience as they relate to our needs. Currently, none of our executives have entered into written employment agreements with the Company. However, executive compensation is paid or granted pursuant to each executive's compensation arrangement or understanding with the Company. Currently, in consideration for Shenghong Liu’s, Xiaolong Zhou’s, and Pan Ruitai’s services to the Company as Chief Executive Officer and Chief Operating Officer, Chief Financial Officer, and Chief Engineer and Manager, Plant Operations, respectively, Messrs. Liu, Zhou, and Pan are entitled to receive an annual salary of approximately $31,704, $65,000, and $31,704, respectively. The terms of Messrs. Liu’s, Zhou’s, and Pan’s employment with the Company shall continue on a year-to-year basis unless terminated by the other party. Compensation adjustments are made occasionally based on changes in an executive's level of responsibility or on changed local and specific executive employment market conditions.

Risk Management Considerations

In response to the ongoing global economic recession in 2012, the board considered the incentives under our executive compensation program and whether they introduced or encouraged excessive risk taking or other behaviors by our executives that could have a negative impact on our business. The board determined that our executive compensation program provides an appropriate balance of incentives and that it does not encourage our executives to take excessive risks or otherwise create risks that are reasonably likely to have a material adverse effect on us.

Summary Compensation Table

The following table summarizes the annual compensation paid to our named executive officers for the three years ended December 31, 2012, 2011, and 2010:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Comp ($)	Total ($)
Shenghong Liu (1)	2012	31,704	-	-	-	-	31,704
Chairman, Chief Executive Officer and	2011	30,940	-	-	-	-	30,940
Chief Operating Officer	2010	29,548	-	-	-	-	29,548

Xiaolong Zhou	2012	65,000		75,000			140,000
Chief Financial Officer	2011	65,000	-	-	-	-	65,000
	2010	48,750	-	-	-	-	48,750

Rutai Pan (2)	2012	31,704					31,704
Chief Engineer and Manager,	2011	30,940	-	-	-	-	30,940
Plant Operations	2010	29,548	-	-	-	-	29,548

(1)
During 2012, 2011 and 2010, Mr. Shenghong Liu received RMB 200,000 per annum. However, the difference in the amounts reflected in the Summary Compensation Table for 2012, 2011 and 2010 is due to changes in exchange rates.

(2)
During 2012, 2011 and 2010, Mr. Rutai Pan received RMB 200,000 per annum. However, the difference in the amounts reflected in the Summary Compensation Table for 2012, 2011 and 2010 is due to changes in exchange rates.

Please see the assumptions relating to the valuation of our stock option awards which are contained in Notes to audited Financial Statements included in this Report.

Stock Option Grants Under Our Stock Option Plans

During 2012, there were no stock option awards granted to our executive officers under our stock option plans.

Outstanding Equity Awards at 2012 Fiscal Year End

There were no option exercises or options outstanding as of the end of the fiscal year ending December 31, 2012.

Employment Agreements

There are currently no employment agreements with any officers or directors.

Director Compensation

In 2012, Frank Pena received $8,000 cash ($1,000 per month commencing May 2012) as compensation. He also received 28,333 common shares (valued at $42,500) as compensation in 2012. None of our other named executive officers receive any compensation for their work at Hongri.

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

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 29, 2013 by (i) any person or group with more than 5% of our voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Common Stock Beneficially Owned (1)	Percent of Common Stock (2)
Common Stock	Shenghong Liu, Chief Executive Officer and Chairman of the Board of Directors (3) Address: No.1055, Guzheng Village, Yetao Town, Wu'an City, Hebei Province, PRC 056304	1,819,321	2.47%

Common Stock	Beifang Liu, Director Address: No.603, Guzheng Village, Yetao Town, Wu'an City, Hebei Province, PRC 056304	37,086,143	50.37%

Common Stock	Xiaolong Zhou, Chief Financial Officer Address: 85-19 54th Ave, Elmhurst, NY 11373	75,000	*

Common Stock	Rutai Pan, Chief Engineer and Manager, Plant Operations Address: No.347, Guzheng Village, Yetao Town, Wu'an City, Hebei Province, PRC 056304	0	0

Common Stock	Frank J. Pena, Director Address: 1590 HORSESHOE DRIVE MANASQUAN, NJ, 08736	53,333	*

Common Stock	Fengye Liu, Director Address: No.1054, Guzheng Village, Yetao Town, Wu'an City, Hebei Province, PRC 056304	1,259,530	1.71%

Common Stock	Jinghe Liu, Director Address: No.580, Guzheng Village, Yetao Town, Wu'an City, Hebei Province, PRC 056304	559,751	*

Common Stock	Fakei Investment Ltd. (4) Address: Flat/RM 808, 8/F, Yusung Boon Bldg, 107-111 Des Voeux Rd. Central, HK	17,493,463	23.76%

Common Stock	All Directors and Officers of the Company as a group (7 persons)	40,853,078	55.49%

*Less than 1% of the outstanding common stock.

(1)	As of March 29, 2013, none of the beneficial owners listed in the table holds any option, warrant or other right to acquire any shares of our common within 60 days.

(2)
As of March 29, 2013, we had 73,620,391 outstanding shares of common stock outstanding. Because none of the beneficial owners listed in the table holds any option, warrant or other right to acquire any shares of our common within 60 days of the date of this prospectus, the calculation of percentage of class held by each owner does not include any such shares.

(3)
Shenghong Liu, our Chief Executive Officer, Chairman of Board of Directors and a shareholder of YBS Group, and several other shareholders of YBS Group entered into the Call Option Agreements, with Karen Prudente, the nominee and trustee of YBS Group, pursuant to which they are entitled to purchase up to 100% of the issued and outstanding shares of Karen Prudente at a price of $0.0001 per 100 shares for a period of five years as defined in the Call Option Agreements; the option may be exercised, in whole or in part, in accordance with the following schedule:  34% of the option shares subject to the option shall vest and become exercisable on January 1, 2012; 33% of the option shares subject to the option shall vest and become exercisable on January 1, 2013 and 33% of the option shares subject to the option shall vest and become exercisable on January 1, 2014. Karen Prudente exercises the sole voting power with respect to the shares held in the name of Shenghong Liu, but disclaims beneficial ownership of such shares.

(4)	Weiru Liu is the Authorized Representative of Fakei, and has the sole voting and dispositive power over the securities held for the account of Fakei.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Hongri is 70% owned by YBS Group, a majority shareholder of some other steel production related companies, mainly Hongrong, Baoye, Wu'an Yuanbaoshan Cement Plant (“Cement Plant”), Wu'an Yuanbaoshan Ore Treatment Plant (“Ore Treatment”), Wu'an Yuanbaoshan Industrial Group Go. Ltd - Gas Station and Wu’an Yeijin Iron Co. Ltd. (“Yeijin”). During the routine business process, Hongri purchases raw materials and supplies from these companies and advances to / or owes cash to these companies.

The relationships and the nature of related party transactions are summarized as follow:

Name of Related Party	Owned by YBS and its major shareholders	Relationship to Hongri	Nature of Transactions
YBS Group	Self	70% parent	Services, information and public relationship, and coordination
Wu'an Yuanbaoshan Industrial Group Co. Ltd - Gas Station	100%	Affiliated company	Supplier of gas
Hongrong	67%	Affiliated company	Supplier of molten iron
Wu'an Baoye Coke Industrial Co. Ltd. (“Baoye”)	49%	Affiliated company	Supplier of coke
Wu'an Yuanbaoshan Cement Plant	36%	Affiliated company	Supplier of cement
Wu'an Yuanbaoshan Ore Treatment Plant	33%	Affiliated company	Supplier of granular
Wu’an Yeijin Iron Co. Ltd	31%	Affiliated company	Supplier of iron

As of December 31, 2012 and 2011, advances to related parties and accounts payable - related parties consisted of:

Advances to Related Parties

Name of related parties	2012	2011
YBS Group	$-	$21,075,317
Hongrong	183,633,559	56,340,968
Cement Plant	163,644	-
Total Advances to Related Parties	$183,797,203	$77,416,285

Accounts Payable - Related Parties

Name of related parties	2012	2011
Baoye	$(1,830,377)	$(56,447)
Ore Treatment	(3,181)	(3,149)
Cement Plant	-	(124,851)
Total Accounts Payable - Related Parties	$(1,833,558)	$(184,447)

The balance of advances to YBS Group was $0 and $21,075,317 as of December 31, 2012 and 2011, respectively. YBS Group is a parent company that provides various services to its subsidiaries, such as market and industrial information, public relationship, various government agents’ relationship, coordination of the production and purchase for subsidiaries. Advances to YBS Group were in connection with the purchase of iron and supplementary materials used in Hongrong’s production, a motlen iron supplier of Hongri. The balance of advance to YBS Group will be returned or credited for YBS Group’s other services provided to the Company.

YBS Group charged a service fee based on applicable itemized expenses and fixed service fee. Commencing in 2010, YBS Group charged 0.1% of annual revenue of Hongri as a fixed service fee. Service fees consisted of management salaries, training, consultations, common areas charges and other fees. Management believes that 0.1% of revenue is a reasonable charge method. The Company estimated that this service fee would be similar or marginally higher if the same services had been provided by third parties. In addition to the fixed service fee, the Company will be charged itemized services and expenses if such service and expenses are incurred. The total services fees were $1,147,775, $804,541 and $569,035 for 2012, 2011 and 2010, respectively. Among the 2012 services fees, $510,744 was an itemized expense in connection with the refinancing of $16 million loan from Raiffeisen Bank. Executive officers’ salaries were stand-alone expenses. Such expenses were $63,408, $61,880 and $59,096 for 2012, 2011 and 2010, respectively.

In 2012, the Company repaid its $42,037,885 equipment loans to YBS group by offsetting its previous and current advanced fund to YBS Group. In the same period, the Company repaid $16,545,106 equipment loan to Hongrong by offsetting its current advanced fund to Hongrong.

Purchases from related parties

Hongri purchased raw materials from the above-mentioned related parties and had advances and accounts payable to these related parties in the routine business operations. It is a common practice in China that a vendor or supplier requires an advance payment before the shipment of merchandise. The Company’s advances to the related parties enable these related parties to pay partial amounts in advance to their vendors or suppliers. The Company is in favor of Hongrong as its primary molten iron supplier. It will reduce the transportation cost and steel making cost since Hongrong is located nearby Hongri. Hongrong has a new blast furnace in its testing stage. If the Hongrong’s new blast furnace is in full production, it will  guarantee the Company has enough molten iron supplies. Expected that Hongrong’s new blast furnace would be in operation in fourth quarter of 2012, the Company advanced more funds to Hongrong in order to ensure that Hongri will have continuously molten iron supply. The balance of advances to Hongrong was $183,633,559 and $56,340,968 as of December 31, 2012 and 2011, respectively. The amount advanced to Hongrong approximated to purchase of four months molten iron used in production.

Accounts payable to related parties represents an unsettled amount in the normal course of business. These payables were short term in nature. Total payable to related parties was $1,833,558 and $184,447 as of December 31, 2012 and 2011, respectively.

In 2012, the Company purchased $318,369,059 (786,354 metric tons) molten iron, $30,453,078 utility and $1,081,783 spare parts from Hongrong. During 2011, the Company purchased $659,998,838 (1,445,304 metric tons) molten iron, $5,659,111 (21,400 metric tons) scrap steel and $1,106,946 supplies from Hongrong. During 2010, the Company purchased $431,329,226 (1,080,737 metric tons) of molten iron from Hongrong.

The Company purchased coke – raw material and electricity from Baoye. Such purchase was $1,512,598, $0 and $2,927,689 in 2012, 2011 and 2010, respectively.

Sales to related parties

The Company’s sales of its products to YBS Group were $15,802,957, $20,344,781 and $26,854,226 in 2012, 2011 and 2010 respectively. YBS Group acts as a distributor of steel products for the Company and all sales are final. The only right of return is for defective steel products and the Company has not experienced any returns in the past years of operations. The steel products are picked up directly by YBS Group’ customers at which time the Company recognizes the sale. The Company has determined these sales should be recorded on a gross basis based on the following analysis: upon shipment all risks of ownership transfer to YBS Group’ customers and the Company does not bare any additional risks and YBS Group has all of the collection risk from its customers.

Company sold $4,191,682, 6,750,783 and $0 steel products to Hongrong in 2012, 2011 and 2010, respectively. Hongrong used these steel products in Hongrong’s blast furnace constructions. The Company also sold $5,950,879 by-products, which were re-used in manufacturing of molten iron to Hongrong in 2012.

During 2010, the Company sold $323,246 its steel products to Baoye.

Equipment purchased from related parties

Equipment loan payables – related parties at December 31, 2012 and 2011 consisted of:

Equipment Loans Payable	2012	2011

Equipment loan - YBS Group payable	$3,972,871	$46,071,679
Equipment loan - Hongrong payable	-	16,584,767
Total equipment loans payable	3,972,871	62,656,446
Less: current portion	(2,884,919)	(11,562,752)
Long-term payable	$1,087,952	$51,093,694

On November 30, 2007, the Company purchased Plate-Rolling I production line and related auxiliary equipment from YBS Group at a price of $26,208,524 (RMB 191,163,559 translated at the historical exchange rate), which was at cost, and carryover basis of YBS group. YBS Group provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bears interest at 5% per annum, and has a fixed repayment schedule at $2,884,919 (RMB 17,973,455 at the December 31, 2012 exchange rate) per annum (payable at the end of the year). During 2012, the Company repaid $14,983,023 (RMB 94,518,192 translated at the 2012 average rate) equipment loan to YBS group by offsetting its previous advanced fund to YBS group. The remaining unpaid loan balance was $3,972,871 (RMB 24,751,549 translated at the December 31, 2012 exchange rate).

On November 30, 2009, the Company purchased Steel-Making II production line and related auxiliary equipment from YBS Group at a price of $35,718,399 (RMB 243,811,599 at the historical exchange rate), which was at cost, and carryover basis of YBS Group. YBS Group provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bore interest at 5% per annum, and had a fixed repayment schedule at $3,913,233 (RMB 24,380,000 at the December 31, 2012 exchange rate) per annum (payable at the end of the year). During 2012, the Company repaid remaining balance of $27,054,862 (RMB 170,671,599 at the 2012 average exchange rate) in full by offsetting its previous advanced fund to YBS group.

On November 30, 2007, the Company purchased Steel-Making I production line and related auxiliary equipment from Hongrong at a price of $44,698,499 (RMB 326,028,440 translated at the historical exchange rate), which was at cost, and carryover basis of Hongrong. Hongrong provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bore interest at 5% per annum, and had a fixed annual repayment schedule at $4,881,755 (RMB 30,414,021 at  the December 31, 2012 exchange rate) per annum (payable at the end of the year). On March 31, 2012, the Company repaid the remaining $16,545,106 (RMB 104,372,354 at the 2012 average rate) by offsetting its current advanced fund to Hongrong.

Interest paid to YBS group for equipment loans was $1,040,676, $2,570,300, and $2,767,527 in 2012, 2011 and 2010, respectively.

Interest paid to Hongrong for equipment loan was $206,814, $1,042,573, and $1,220,335 in 2012, 2011 and 2010, respectively.

Loans from related party

On June 28, 2012, the Company borrowed $160,510 (RMB 1,000,000) from Mr. Beifang Liu, director of the Company, and $642,040 (RMB 4,000,000) from Mr. Maisheng Liu, brother of the CEO of the Company. These payables are interest free and due on demand.

The weighted average short term loan balance consisting of financial institution and private loans and Binchang Liu, Beifang Liu and Maisheng Liu loans was $31,241,243 and $18,308,766 for the years ended December 31, 2012 and 2011, respectively. The weighted average interest rate for short term loan was 8.34% and 8.11% for 2012 and 2011, respectively.

Leases from related parties

In December 2007, the Company entered into a lease agreement with YBS Group to lease 956 mu (approximately 157.5 acres) of land as its manufacturing site. The rent for the first three years was waived per lease agreement. The annual lease payment is $230,244 (RMB 1,434,450) which commenced in 2011. The average lease payment is $207,219 (RMB 1,291,005) per annum. The lease is set to expire on December 31, 2037. The present value of the total lease payments at inception was $2,038,982 (RMB 12,703,147 at the current exchange rate), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2007, the Company entered into a lease agreement with YBS Group to lease the manufacturing building of Plate-Rolling I. The annual lease payment is $565,350 (RMB 3,522,211) commencing on January 1, 2008. The lease is set to expire on December 31, 2017. The present value of the total lease payments at inception was $3,822,806 (RMB 23,816,623 at the current exchange rate), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2007, the Company entered into a lease agreement with Hongrong, a related party, to lease the manufacturing building of Steel-Making I. The annual lease payment is $194,322 (RMB 1,210,716) commencing on January 1, 2008. The lease is set to expire on December 31, 2017. The present value of the total lease payments at inception was $1,314,042 (RMB 8,186,666 at the current exchange rate), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2009, the Company entered into a lease agreement with YBS Group to lease the manufacturing building of Steel-Making II. The annual lease payment is $17,250 (RMB 107,469) commencing on January 1, 2010. The lease is set to expire on December 31, 2019. The present value of the total lease payments at inception was $127,316 (RMB 793,198 at the current exchange rate), which was calculated with a discount rate of 5.94%, a PRC long term borrowing rate in December 2009.

In November 2009, the Company entered into a lease agreement with Hongrong to lease the manufacturing building of Bar-Rolling III. The annual lease payment is $121,747 (RMB 758,503) commencing on January 1, 2010. The lease is set to expire on December 31, 2019. The present value of the total lease payments at inception was $898,624 (RMB 5,598,552 at the current exchange rate), which was calculated with a discount rate of 5.94%, a PRC long term borrowing rate in December 2009.

As of December 31, 2012, future minimum rental payments applicable to the above non-cancelable capital leases with remaining terms in excess of one year were as follows:

December 31,	Capital Leases
2013	$1,128,922
2014	1,128,922
2015	1,128,922
2016	1,128,922
2017	1,128,922
Thereafter	4,882,864
Total minimum lease payments	10,527,474
Less amount representing interest	(4,209,143)
Present value of net minimum lease payments	6,318,331
Less current obligations	(648,893)
Long-term obligations	$5,669,438

Item 14.	Principal Accounting Fees and Services

We were billed by Friedman LLP, an independent public accounting firm, for the following professional services they performed for us during fiscal years ended December 31, 2012 and 2011 as set forth in the table below:

	Fiscal year ended December 31,
	2012		2011
Audit fees		$262,850	$279,093
Audit-related fees			-
Tax fees			-
All other fees			-
Total	$		$279,093

The Board of Directors pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.

3.1	Articles of Incorporation filed with the Secretary of State of the State of Maryland on January 27, 2010 (1)

3.2	Bylaws of the Company (3)

10.1	Financial Advisory Agreement, dated 8, 2008, entered into between the Company and Friedland Capital Inc. (2)

10.2	Entrusted Management Agreement, by and among Fakei, YBS Group, Hongri and Nuosen (1)

10.3	Exclusive Option Agreement, by and among Nuosen, Fakei, YBS Group and Hongri (2)

10.4	Covenant Letter (2)

10.5	Call Option Agreement (2)

10.6	Molten Iron Purchase Contract dated July 1, 2012

10.7	Lease between Hongri and Hongrong dated November 30, 2007

10.8	Lease between Hongri and YBS Group dated November 30, 2007

10.9	Lease between Hongri and YBS Group dated November 30, 2009

10.10	Lease between Hongri and Hongrong dated November 30, 2009

10.11	Sales Agreement dated November 21, 2012

21.1	List of subsidiaries (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	Previously filed with the Registration Statement on Form S-1 (File No. 333-172135) filed with the Securities and Exchange Commission on February 9, 2011 and incorporated by reference herein.
(2)	Previously filed with the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 6, 2011, and incorporated by reference herein.
(3)	Previously filed with the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 22, 2011, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA INDUSTRIAL STEEL INC.

Date: April 1, 2013	By:	/s/ Shenghong Liu
Shenghong Liu Chairman of Board , Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)

Date: April 1, 2013	By:	/s/ Xiaolong Zhou
Xiaolong Zhou Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Shenghong Liu	Chairman of Board , Chief Executive Officer and Chief Operating Officer	April 1, 2013
Shenghong Liu
/s/Frank J. Pena	Director	April 1, 2013
Frank J. Pena
/s/ Beifang Liu	Director	April 1, 2013
Beifang Liu
/s/ Fengye Liu	Director	April 1, 2013
Fengye Liu
/s/ Jinghe Liu	Director	April 1, 2013
Jinghe Liu