Form 10-Q
period 2013-03-31
China Industrial Steel Inc.
filed 2013-05-15
CIK 1510871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013
or
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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 73,620,391 shares of common stock are issued and outstanding as of May 14, 2013.

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

ITEM 1 FINANCIAL STATEMENTS.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN US DOLLARS)
(UNAUDITED)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash	$2,622,083	$1,710,887
Bank notes receivable	1,835,514	979,111
Accounts receivables, net	15,758,620	9,639,396
Inventories, net	18,767,325	11,585,277
Advances to suppliers, net	479,990	2,372,693
VAT recoverable	31,222,127	32,208,807
Advances to related parties	138,465,397	183,797,203
Other current assets	5,597,242	3,884,342
Total Current Assets	214,748,298	246,177,716

Machinery and Equipment, Net	101,873,890	101,450,993
Machinery and Equipment - acquired from related parties, Net	82,772,390	85,471,360
Total Machinery and Equipment, Net	184,646,280	186,922,353

Other Assets:
Restricted cash	5,796,360	5,778,360
Land use rights and buildings under capital leases	4,829,669	4,985,732
Total Other Assets	10,626,029	10,764,092

TOTAL ASSETS	$410,020,607	$443,864,161

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$64,811,203	$92,228,161
Accounts payable - related parties	2,536,796	1,833,558
Accrued liabilities	3,209,088	3,123,315
Taxes payables	872,968	2,427
Bank loans payable	27,661,518	26,034,722
Bank notes payable	5,313,330	5,296,830
Equipment loan payable - related parties - current	2,893,906	2,884,919
Current obligations under capital leases - related parties - current	663,216	648,893
Short term loan payable - related party	805,050	802,550
Customer financing	31,718,970	31,620,470
Advances from customers	65,608,300	77,275,327
Total Current Liabilities	206,094,345	241,751,172

Long Term Liabilities:
Equipment loan payables - related parties - non current	1,091,341	1,087,952
Obligation under capital leases - related parties - non current	5,512,068	5,669,438
Total Long Term Liabilities	6,603,409	6,757,390

TOTAL LIABILITIES	212,697,754	248,508,562

Commitments and Contingencies

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Blank Check Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 980,000,000 authorized, 73,620,391 and 73,620,391 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	7,362	7,362
Paid-in capital	16,417,235	16,417,235
Statutory reserves	6,530,869	6,530,869
Retained earnings	157,478,346	156,124,507
Accumulated other comprehensive income	16,889,041	16,275,626
Total Stockholders' Equity	197,322,853	195,355,599
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$410,020,607	$443,864,161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (IN US DOLLARS)
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Revenues
Sales to customers	$178,171,390	$172,444,448
Sales to related parties	10,192,307	4,584,200
Total Revenues	188,363,697	177,028,648

Cost of Revenue
Cost of Revenue - non-related parties	75,010,369	49,889,474
Cost of Revenue - related parties	108,478,792	118,315,091
Total Cost of Revenue	183,489,161	168,204,565

Gross Profit	4,874,536	8,824,083

Selling and General and Administrative Expenses
Selling and General and Administrative Expenses - non-related parties	969,701	1,065,079
Selling and General and Administrative Expenses - related parties	260,674	177,083
Total Selling and General and Administrative Expenses	1,230,375	1,242,162

Income From Operations	3,644,161	7,581,921

Other Income (Expenses)
Interest income	3,783	52,489
Interest expense	(1,390,082)	(944,908)
Interest expense - related parties	(169,858)	(963,068)
Total Other Income (Expenses)	(1,556,157)	(1,855,487)

Income from operation before income tax	2,088,004	5,726,434
Provision for income tax	734,165	1,020,390
Net Income	1,353,839	4,706,044

Earnings Per Share - Basic and Diluted	$0.02	$0.06
Weighted Average Shares Outstanding - Basic and Diluted	73,620,391	73,542,058

Other Comprehensive Income:
Foreign currency translation gain	613,415	(120,054)
Comprehensive Income	$1,967,254	$4,585,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US DOLLARS)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	2013	2012

Cash Flows from Operating Activities:
Net Income	$1,353,839	$4,706,044
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision (reduction) for allowance for doubtful accounts receivable	534,855	(235,030)
Allowance for doubtful advances to suppliers	20,058	825,707
Depreciation	6,796,430	6,280,906
Amortization of land use rights and buildings under capital leases	171,253	168,898
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivables	(6,611,950)	12,799,089
(Increase) decrease in bank notes receivable	(851,657)	751,195
(Increase) decrease in inventories	(7,131,757)	1,125,304
Decrease (increase) in advances to suppliers	1,876,259	(580,616)
Decrease (increase) in VAT recoverable	1,084,852	(3,522,608)
Increase in other current assets	(1,697,420)	-
Decrease (increase) in advances to related parties	45,813,114	(75,732,540)
(Decrease) increase in accounts payable	(27,649,194)	16,932,987
Increase in accounts payable - related parties	696,140	423,591
Increase in accrued liabilities	75,893	29,469
Increase in bank notes payable	-	2,218,720
(Decrease) increase in advances from customers	(11,884,079)	39,111,159
Increase (decrease) in taxes payables	868,803	(950,827)
Net Cash Provided by Operating Activities	3,465,439	4,351,448

Cash Flows from Investing Activities:
Capital expenditures	(3,943,762)	(2,072,556)
Net Cash Used in Investing Activities	(3,943,762)	(2,072,556)

Cash Flows from Financing Activities
Proceeds from bank loans	17,611,624	32,963,840
Repayment of bank loans	(16,069,000)	(31,537,520)
Proceeds from short term loan - related parties	-	1,879,573
Repayment of short term loan - related parties	-	(3,622,853)
Payment of obligation under capital lease - related parties	(162,406)	(148,920)
Deposit of restricted cash	-	(1,109,360)
Net Cash Provided (Used in) by Financing Activities	1,380,218	(1,575,240)

Effect of Exchange Rate Changes on Cash	9,301	589
Net Increase in Cash and Cash Equivalents	911,196	704,241
Cash - Beginning of the Period	1,710,887	1,737,495

Cash - End of the Period	$2,622,083	$2,441,736

Supplemental Cash Flow Information:
Interest Paid	$1,434,223	$1,643,769
Income taxes	$-	$1,600,163

Supplemental Schedule of Non-Cash Investing Activities:
Repayment of equipment loan payable - related parties by offsetting previous advances to related parties	$-	$(33,052,929)

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

Handan Hongri Metallurgy Co., Ltd. (“Hongri”) is a Chinese company located in Handan City, Hebei Province, China. Hongri was incorporated under the Chinese laws on March 7, 2007 with registered capital of Reminbi (“RMB”) 90,489,999 (approximately $12 million US dollars at historical exchange rate). Hongri is primarily engaged in the business of manufacturing and selling steel plates, steel bars, steel wires and steel billets for domestic customers and certain related parties.

Hebei Wu’an Yuanbaoshan Industry Group Co., Ltd (“YBS Group”) is an enterprise incorporated in Hebei province, China. YBS Group owns 70% equity interest of Hongri.

Fakei Investment (Hong Kong) Ltd (“Fakei”) is an enterprise incorporated in Hong Kong. Fakei owns 30% equity interest of Hongri.

On August 1, 2010, CIS, through Northern and its wholly owned foreign enterprise, Nuosen, entered into an Entrusted Management Agreement, an Exclusive Option Agreement, and a Covenants Agreement (collectively, the “Entrusted Agreements”) with Hongri and shareholders of Hongri, YBS Group and Fakei. The effect of the Entrusted Agreements is to cede control of management and economic benefits of Hongri to Nuosen. As consideration, CIS issued 44,083,529 restricted shares of its common stock, par value $0.0001, to Karen Prudente, a nominee and trustee of the shareholders of YBS Group for entering into the Entrusted Agreements with Nuosen. CIS also issued 17,493,463 restricted shares of its common stock to the shareholders of Fakei in consideration for Fakei entering into the Entrusted Agreements with Nuosen.

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

On August 10, 2010, Mr. Shenghong Liu, the Chairman of the Board of Directors and one of the shareholders of YBS Group and several other shareholders of YBS Group (each of them, a “Purchaser”) have entered into call option agreements, (collectively, the “Call Option Agreements”), with the major shareholder, Karen Prudente, pursuant to which they are entitled to purchase up to 100% of the issued and outstanding shares from Karen Prudente at a price of $0.0001 per 100 shares for a period of five years as outlined in the Call Option Agreements: the options may be exercised, in whole or in part, in accordance with the following schedule: 34% of the option shares subject to the options shall vest and become exercisable on January 1, 2012; 33% of the option shares subject to the options shall vest and become exercisable on January 1, 2013 and 33% of the option shares subject to the options shall vest and become exercisable on January 1, 2014. The shareholders did not exercise these options as of the date of this report. According to the above mentioned Call Option Agreements, Karen Prudente would transfer all restricted shares of the Company’s common stock that she received to the shareholders of YBS Group subject to the terms and conditions thereunder and entrust the shareholders of YBS Group with her voting rights in the Company.

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

CIS through Hongri, its operating company in China, produces and sells steel plates, steel bars, steel wires and steel billets. The Company currently has an aggregate of 2.3 million metric tons steel making production capacity and 2.6 million metric tons of steel rolling production capacity per year from its headquarters on approximately 1,000 acres in Handan City, Hebei Province, China. Most of the Company’s products are domestically sold in China.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments (consisting of normal recurring adjustments unless otherwise indicated) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.

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

These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on the Form 10K filed in April 2013.

2.     Summary of Significant Accounting Policies

There have been no material changes during 2013 in the Companies’ significant accounting policies to these previously disclosed in the 2012 annual report.  Only those policies considered to be most important to the reader have been disclosed in the quarterly Form 10-Q.

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

The foreign exchange rates used in the translation were as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2013	2012	2012
RMB/US$ exchange rate at the period end	0.1610	0.1588	0.1605
Average RMB/US$ exchange rate for the period	0.1607	0.1585	0.1585

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

Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted earnings per share is computed similarly to basic earnings per share except that it includes the dilutive securities (warrants) outstanding and potential dilution that could occur if dilutive securities were converted. Such securities (2,580,022 warrants at $4.50 per share and 1,000 warrants at $2.00 per share), had an anti-dilutive effect and, as such, were excluded from the calculation for all periods presented.

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

The Company has significant exposure to the fluctuation of raw materials and energy. The Company does not enter into any commodity contracts or other financial derivatives to hedge these risks.  In addition, the Company is subject to the cyclical nature of the steel industry and the current economic and political environment as it relates to steel production in China. There are many factors of the business which are impacted by prevailing market conditions, specifically, a change in the raw material and energy product pricing environment, rise or decline, will influence inventory levels, purchasing decisions and will, ultimately, all have an impact on the Company’s gross profit and operating results. Excessive steel production capacities, lack of demand for steel products and higher iron ore, coking coal and material costs are major challenges that the Chinese steel industry can occur and have begun to be encountered by the Company. In addition, a significant portion of the Company’s assets have been advanced to a related party supplier (see Note 11). These advances have been or are expected to be used to purchase raw materials for production of molten iron, which is a major raw material of the Company, equivalent to 11 weeks of cost of sales of the Company currently. In the event that the steel products market demand is lower, or there are further price reductions on raw materials already purchased, such asset could be impaired and/or the gross profit margin may be negatively impacted.

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

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property. These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available. As of March 31, 2013, the Company has not experienced any uninsured losses from injury to others or other losses.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Topic 220 – Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  ASU 2013-02 changes the presentation requirements of significant reclassifications out of accumulated other comprehensive income in their entirety and their corresponding effect on net income. For other significant amounts that are not required to be reclassified in their entirety, the standard requires the company to cross-reference to related footnote disclosures. ASU 2013-02 became effective for the company on January 1, 2013. The adoption of this guidance did not have material effect on the Company’s consolidated financial statements.

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

3.     Bank Notes Receivable

Bank notes receivable are highly liquid negotiable instruments issued by banks in the PRC on behalf of Hongri’s customers.  These notes typically have maturities between one to six months.  With these bank notes, The Company can: (a) redeem the notes for face value at maturity, (b) endorse the notes to the Company’s vendors as a form of payment instrument at full value, or (c) factor the notes to a bank.  In the event that the Company factors these notes to a bank, it will record as interest expense the difference between cash received and the face value of the note. The Company believes all of the notes are fully realizable as of March 31, 2013 and December 31, 2012, respectively.

4.     Accounts Receivable

Accounts receivable at March 31, 2013 and December 31, 2012 consisted of the following:

	2013	2012
Accounts receivable	$16,536,687	$9,880,791
Allowance for doubtful accounts	(778,067)	(241,395)
Accounts receivable, net	$15,758,620	$9,639,396

5.     Inventories

Inventories at March 31, 2013 and December 31, 2012 consisted of the following:

	2013	2012
Raw materials	$1,194,522	$405,113
Finished products	12,213,227	5,919,991
Spare parts	5,359,576	5,260,173
Total	$18,767,325	$11,585,277

6.     Machinery and Equipment, Net

Machinery and equipment stated at cost less accumulated depreciation at March 31, 2013 and December 31, 2012 consisted of the following:

	2013	2012
Machinery and equipment	$275,733,264	$262,788,674
Auxiliary facilities	3,068,638	3,059,109
Transportation equipment	571,995	570,219
Office equipment	43,563	43,428
Electronic equipment	58,885	58,702
Subtotal	279,476,345	266,520,132
Accumulated depreciation	(104,073,001)	(96,960,996)
Construction in progress	9,242,936	17,363,217
Total	$184,646,280	$186,922,353

7.     Restricted Cash

Restricted cash at March 31, 2013 and December 31, 2012 consisted of the following:

	2013	2012
Bank deposit as part of collateral to bank notes payable	$4,186,260	$4,173,260
Bank deposit as part of collateral to working capital loan	1,610,100	1,605,100
Total	$5,796,360	$5,778,360

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

8.     Obligations Under Capital Leases – Related Parties

The Company accounts for its related party leases with YBS and its affiliates as capital leases under ASC 840 “Leases” because YBS has the ability to extend the length of the terms of all leases whenever they see fit. Therefore, the leases meet the requirement for capitalization of assets as the term is expected to be greater than 75% of the useful life of the asset. The terms of the leases were based on YBS’s costs and structured without significant built in profit. The value of the capitalized assets has been calculated to be the present value of all lease payments over the stated term using the Company’s bank borrowing rates. Should YBS extend any of the leases, the Company will re-calculate the value of the capitalized lease based on the renewed terms and record an additional asset upon the occurrence.

In December 2007, the Company entered into a lease agreement with YBS Group to lease 956 mu (approximately 157.5 acres) of land as its manufacturing site. The rent for the first three years was waived per lease agreement. The annual lease payment is $230,961 (RMB 1,434,450) which commenced in 2011. The average lease payment is $207,865 (RMB 1,291,005) per annum. The lease is set to expire on December 31, 2037. The present value of the total lease payments at inception was $2,045,334 (RMB 12,703,147 at the current exchange rate), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2007, the Company entered into a lease agreement with YBS Group to lease the manufacturing building of Plate-Rolling I. The annual lease payment is $567,111 (RMB 3,522,211) commencing on January 1, 2008. The lease is set to expire on December 31, 2017. The present value of the total lease payments at inception was $3,834,714 (RMB 23,816,623 at the current exchange rate), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2007, the Company entered into a lease agreement with Hongrong, a related party, to lease the manufacturing building of Steel-Making I. The annual lease payment is $194,937 (RMB 1,210,716) commencing on January 1, 2008. The lease is set to expire on December 31, 2017. The present value of the total lease payments at inception was $1,318,135 (RMB 8,186,666 at the current exchange rate), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2009, the Company entered into a lease agreement with YBS Group to lease the manufacturing building of Steel-Making II. The annual lease payment is $17,304 (RMB 107,469) commencing on January 1, 2010. The lease is set to expire on December 31, 2019. The present value of the total lease payments at inception was $127,713 (RMB 793,198 at the current exchange rate), which was calculated with a discount rate of 5.94%, a PRC long term borrowing rate in December 2009.

In November 2009, the Company entered into a lease agreement with Hongrong to lease the manufacturing building of Bar-Rolling III. The annual lease payment is $122,127 (RMB 758,503) commencing on January 1, 2010. The lease is set to expire on December 31, 2019. The present value of the total lease payments at inception was $901,423 (RMB 5,598,552 at the current exchange rate), which was calculated with a discount rate of 5.94%, a PRC long term borrowing rate in December 2009.

As of March 31, 2013, future minimum rental payments applicable to the above non-cancelable capital leases with remaining terms in excess of one year were as follows:

March 31,	Capital Leases
2014	$1,132,439
2015	1,132,439
2016	1,132,439
2017	1,132,439
2018	941,927
Thereafter	4,805,475
Total minimum lease payments	10,277,158
Less amount representing interest	(4,101,874)
Present value of net minimum lease payments	6,175,284
Less current obligations	(663,216)
Long-term obligations	$5,512,068

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

Bank Loans Payable

Bank loans at March 31, 2013 and December 31, 2012 consisted of the following:

		2013	2012
To Credit Union
Interest at 11.40%, payable September 24, 2013	(a)	$3,059,190	$3,049,690
Interest at 7.28%, payable April 7, 2013	(b)	3,059,190	3,049,690
To Raiffeisen Bank International AG Beijing Branch
Interest at 7.31%, due varied from January to February 2013	(c)	-	16,051,000
Interest at 7.31%, due varied from July to August 2013	(c)	16,101,000	-
To a ICBC Letter of Credit Loan
Interest at 0%, payable May 16, 2013	(d)	3,896,442	3,884,342
Interest at 6.44%, payable August 14, 2013	(e)	1,545,696	-
Total Short Term Bank Loans		$27,661,518	$26,034,722

 (a) The Company borrowed $3,059,190 (RMB 19,000,000 translated at March 31, 2013 exchange rate) loan on September 25, 2012. The loan is a “working capital” loan that bears interest at 11.40% per annum and due on September 24, 2013. The loan is secured by the equipment of Hongrong, a related party.

 (b) On October 8, 2012 the Company received a $3,059,190 (RMB 19,000,000 translated at March 31, 2013 exchange rate) short-term borrowing from Credit Union. The loan was a “working capital” loan that bears interest at 7.28% per annum and was due by April 7, 2013. The loan was secured by the equipment of Hongrong, a related party. On April 6, 2013, the Company repaid a $3,059,190 (RMB 19,000,000) short-term borrowing and borrowed same amount from Credit Union.

 (c) On September 18, 2012, Hongri entered into a second amendment agreement (the “Amendment Agreement II”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The Amendment Agreement II provides for a revolving credit facility in an aggregate principal amount of $16,101,000 (RMB 100,000,000 translated at March 31, 2013 exchange rate) which is used as working capital only. Each borrowing could not exceed 180 days or days the Bank agreed during the Amendment Agreement period. The Amendment Agreement II is to be terminated on January 31, 2014.

Current loan balance of $16,101,000 (RMB 100,000,000 translated at March 31, 2013 exchange rate) was renewed from the end of January and the beginning of February 2013 and is due varied from July to August 2013.

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

The borrowings are secured substantially by the following: all machinery and equipment of Hongri acquired before 2012. The net value of these machinery and equipment is approximately $159 million as of December 31, 2012, a security deposit of $1,610,100 (RMB 10,000,000) into the Raiffeisen bank as a collateral; corporate guaranty from YBS group, a majority shareholder of Hongri; and personal guaranty from Mr. Beifang Liu, Chairman of YBS group and Mr. Shenghong Liu, Chairman and Chief Executive Officer of the Company.

(d) On December 4, 2012, the Company borrowed a $3,896,442 (RMB 24,200,000 translated at March 31, 2013 exchange rate) short-term collateral loan from Industrial and Commercial Bank of China (“ICBC”). The loan is collaterated by a letter of credit in the same amount held by the Company, which is recorded as other assets in the balance sheet. The collateral loan is interest free and due by Mary 16, 2013.

(e) On February 26, 2013, the Company borrowed a $1,545,696 (RMB 9,600,000 translated at March 31, 2013 exchange rate) short-term loan from Industrial and Commercial Bank of China (“ICBC”). The loan is collaterated by a letter of credit in the same amount held by the Company, which is recorded as other assets in the balance sheet. The loan  bears interest at 6.44% per annum and due by August 15, 2013.

Short Term Loan Payable – Related Party

On June 28, 2012, the Company borrowed $161,010 (RMB 1,000,000) from Mr. Beifang Liu, director of the Company, and $644,040 (RMB 4,000,000) from Mr. Maisheng Liu, brother of the CEO of the Company. These payables are interest free and due on demand.

The weighted average short term loan balance consisting of financial institution and Binchang Liu, Beifang Liu and Maisheng Liu loans was $5,589,548 and $9,084,274 for the three months ended March 31, 2013 and 2012, respectively. The weighted average interest rate for short term loan was 7.58% and 8.44% for the three months ended March 31, 2013 and 2012, respectively.

Customer financing

During 2012, the Company provided 100% credit guarantee to two major customers for them to get bank loans. These two customers then advanced cash receipt from the bank to the Company as a prepayment for the goods. The credit guarantee amounted to $31,718,970 (RMB 197,000,000 translated at March 31, 2013 exchange rate). The two customers’ bank loans are due in August 2013 but can be renewed upon mutual agreement.

10.  Taxes Payable

Tax payables at March 31, 2013 and December 31, 2012 consisted of:

	2013	2012
PRC corporation income tax	$735,627	$-
Other taxes payable	137,341	2,427
Total	$872,968	$2,427

See Note 13.

11.  Related Party Transactions

70% of the ownership interest of Hongri is owned by YBS Group, a major shareholder of certain other steel production related companies, mainly Hongrong Iron and Steel Co. Ltd. (“Hongrong”), Wu'an Baoye Coke Industrial Co. Ltd. (“Baoye”), Wu'an Yuanbaoshan Cement Plant (“Cement Plant”), Wu'an Yuanbaoshan Ore Treatment Plant (“Ore Treatment”), Wu'an Yuanbaoshan Industrial Group Go. Ltd - Gas Station and Wu’an Yeijin Iron Co. Ltd. (“Yeijin”). During the routine business process, Hongri purchases raw materials and supplies from these companies and advances to / or owes cash to these companies.

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

As of March 31, 2013 and December 31, 2012, advances to related parties and accounts payable - related parties consisted of:

Advances to Related Parties

Name of related parties	2013	2012
Hongrong	$138,301,241	$183,633,559
Cement Plant	164,156	163,644
Total Advances to Related Parties	$138,465,397	$183,797,203

Accounts Payable - Related Parties

Name of related parties	2013	2012
Baoye	$(2,533,605)	$(1,830,377)
Ore Treatment	(3,191)	(3,181)
Total Accounts Payable - Related Parties	$(2,536,796)	$(1,833,558)

YBS Group is a parent company. It provides various services to the subsidiary companies, such as market and industrial information, public relationship, various government agents’ relationship, coordination of the production and purchase for subsidiaries and so on. YBS group charged a service fee based on applicable itemized expenses and fixed service fee. Commencing in 2010, YBS Group charged 0.1% of current year revenue of Hongri as a fixed service fee. Service fees consisted of management salaries, training, consultations, common areas charges and other fees. Management believes that 0.1% of revenue is a reasonable charge method. The Company estimated that this service fee would be similar or marginally higher if the same services had been provided by third parties. In addition to the fixed service fee, the Company will charge itemized services and expenses to the Company if such service and expenses are incurred. The total services fees were $260,674 and $177,083 for the three months ended March 31, 2013 and 2012, respectively. Among the 2013 services fees, $72,311 was an itemized expense in connection with the refinancing of $16 million loan from Raiffeisen Bank. Executive officers’ salaries were stand-alone expenses. Such expenses were $16,069 and $15,879 for three months ended March 31, 2013 and 2012, respectively.

Purchases from related parties
Hongri purchased raw materials from the above-mentioned related parties and had advances and accounts payable to these related parties in the routine business operations. It is a common practice in China that a vendor or supplier requires an advance payment before the shipment of merchandise. The Company’s advances to the related parties enable these related parties to pay partial amounts in advance to their vendors or suppliers. The Company is in favor of Hongrong as its primary molten iron supplier. It will reduce the transportation cost and steel making cost since Hongrong is located nearby Hongri. Hongrong has a new blast furnace with a capacity to supply all molten iron needs for the production of Hongri, However, due to that the new blast furnace is still in test stage and the quality of molten iron was not stable, the Company purchased partial of its irons from third parties in addition to purchase from Hongrong. The balance of advances to Hongrong was $138,301,241 and $183,633,559 as of March 31, 2013 and December 31, 2012, respectively. The amount advanced to Hongrong approximated to 11 weeks and 18 weeks purchase of molten iron used in production, respectively, as of March 31, 2013 and December 31, 2012.

Accounts payable to related parties represents an unsettled amount in the normal course of business. These payables were short term in nature. Total payable to related parties was $2,536,796 and $1,833,558 as of March 31, 2013 and December 31, 2012, respectively.

For the three months ended March 31, 2013, the Company purchased $106,125,715 (282,630 metric tons) molten iron and steel iron, $471,493 gas and $1,403,207 spare parts from Hongrong. For the three months ended March 31, 2012, the Company purchased $111,653,034 (257,896 metric tons) molten iron and steel iron and   $4,986,606 gas and electricity from Hongrong.

The Company purchased $594,991 electricity from Baoye for the three months ended March 31, 2013.

Sales to related parties

During the three months ended in March 31, 2013 and 2012, the Company’s sales of its products to YBS Group amounted to $8,396,148 and $2,314,230, respectively. YBS acts as a distributor of steel products for the Company and all sales are final. The only right of return is for defective steel products and the Company has not experienced any returns in the past years of operations. The steel products are picked up directly by YBS’ customers at which time the Company recognizes the sale. The Company has determined these sales should be recorded on a gross basis based on the following analysis: upon shipment all risks of ownership transfer to YBS’ customers and the Company does not bare any additional risks and YBS has all of the collection risk from its customers.

During the three months ended March 31, 2013 and 2012, the Company sold $0 and $2,260,983, respectively, steel products to Hongrong, which were used in Hongrong’s blast furnace constructions. The Company also sold $1,796,158 and $1,005,580, respectively, by-products to Hongrong, which is to be re-used in manufacturing of molten iron.

Equipment purchased from related parties

See Note 12 Equipment Loans Payable – Related Parties.

Loan from related party

See Note 9 Bank Notes, Bank Loan Payable and Short Term Loan Payable – Related Party

Leases from related parties

See Note 8 Obligations Under Capital Lease – Related Parties

12.   Equipment Loans Payable – Related Parties

Equipment loan payables – related parties at March 31, 2013 and December 31, 2012 consisted of:

Equipment Loans Payable	2013	2012
Equipment loan - YBS Group payable	$3,985,247	$3,972,871
Less: current portion	(2,893,906)	(2,884,919)
Long-term payable	$1,091,341	$1,087,952

On November 30, 2007, the Company purchased Plate-Rolling I production line and related auxiliary equipment from YBS Group at a price of $26,208,524 (RMB 191,163,559 translated at the historical exchange rate), which was at cost, and carryover basis of YBS group. YBS Group provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bears interest at 5% per annum, and has a fixed repayment schedule at $2,893,906 (RMB 17,973,455 at the March  31, 2013 exchange rate) per annum (payable at the end of the year). During 2012, the Company repaid $14,983,023 (RMB 94,518,192 translated at the 2012 average rate) equipment loan to YBS group by offsetting its previous advanced fund to YBS group. The remaining unpaid loan balance was $3,985,247 (RMB 24,751,549 translated at the March 31, 2013 exchange rate).

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

Equipment loan interest paid to YBS group was $49,717 and $574,374 for the three months ended March 31, 2013 and 2012, respectively.

Equipment loan interest paid to Hongrong was $0 and $206,762 for the three months ended March 31, 2013 and 2012, respectively.

13.   Income Tax

The provision for income tax arose from income tax incurred and or paid to the Chinese tax agent.

Hongri is subject to the PRC’s 25% standard enterprise income tax commencing on 2013. The income tax rate was 12.5%, 12.5%, 12.5%, 0% and 0% for 2012, 2011, 2010, 2009 and 2008, respectively, due to foreign investment enterprise exemption.

Nuosen is subject to the PRC’s 25% standard enterprise income tax.

Foreign pretax earnings were $2,237,204 and $5,990,494, respectively, for the three months ended March 31, 2013 and 2012. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. March 31, 2013, approximately $165,940,000 of accumulated unadjusted earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S federal corporation income tax rate of 34%, an additional tax of $46,999,000 approximately would have to be provided if such earnings were remitted currently.

The following table reconciled the US statutory rates to the Company’s effective rate for the three months ended March 31, 2013 and 2012.

	2013	2012

US statutory tax rate	34.0%	34.0%
Foreign income not recognized in US	-34.0%	-34.0%
China income tax rate	25.0%	12.5%
Non-deductible expenses	10.2%	5.3%
Effective rate	35.2%	17.8%

*	2013 Non-deductible expenses consists of:
a, 12.67% US GAAP adjustments not recognized by PRC tax authority;
b, 2.38% US operation loss;
c, 0.09% WOFE loss;
d, -4.94% recovered tax credit from previous loss

CIS and Northern were incorporated in the United States and have incurred net operating losses for income tax purposes in past years and the current period. As March 31, 2013, the Companies had loss carry forwards of approximately $1,932,000 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2031 and 2032. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of March 31, 2013 was approximately $657,000.

The Company did not have any significant temporary differences relating to deferred tax liabilities as of March 31, 2013 and December 31, 2012.

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

The Company evaluated its tax positions, and as of March 31, 2013 and December 31, 2012. No uncertain tax position has been identified.

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

During 2012, the Company provided 100% credit guarantee to two major customers for them to get bank loans. These two customers then advanced cash receipt from the bank to the Company as a prepayment for the goods. The credit guarantee amounted to $31,718,970 (RMB 197,000,000 translated at March 31, 2013 exchange rate). The two customers' bank loans will be due in August 2013 but can be renewed upon mutual agreement.

15.   Major Customers and Vendors

For three months ended March 31, 2013, 65% of the total Company’s purchase was from Hongrong, and 33% of the total purchase was from two unrelated parties (19% and 14%). For three months ended March 31, 2012, 75% of the total Company’s purchase was from Hongrong, and 24% of the total purchase was from an unrelated party.

For the three months ended March 31, 2013, there were two (2) major customers that accounted for approximately 40% of the Company’s total sales, 21% and 19%, respectively. For the three months ended March 31, 2012, there were two (2) major customers that accounted for approximately 42% of the Company’s total sales, 21% and 21%, respectively.

16.   Major Products Lines

The Company operates in one industry segment and in one geographic region, which is the PRC. Revenues and costs of goods sold by major products for the three months ended March 31, 2013 and 2012 consisted of:

	Three Months Ended March 31,
	2013	2012
Revenues	Amount	Amount
Steel plates	$94,496,510	$64,296,735
Steel bars/steel wires	90,938,130	62,946,821
Steel billets	-	47,067,680
Byproducts and others	2,929,057	2,717,412
Total Revenues	$188,363,697	$177,028,648

Costs of Revenue	Amount	Amount
Steel plates	$93,924,490	$65,689,024
Steel bars/steel wires	88,627,570	59,609,340
Steel billets	-	42,308,554
Others	937,101	597,647
Total Cost of Revenue	$183,489,161	$168,204,565

Gross Profit Margin	%	%
Steel plates	0.61%	-2.17%
Steel bars/steel wires	2.54%	5.30%
Steel billets	-	10.11%
Total Gross Profit Margin	2.59%	4.98%

Production Quantities	Metric Ton	Metric Ton
Steel plates	190,230	113,822
Steel bars/steel wires	185,788	110,635
Steel billets	-	85,602
Total Metric Tons	376,018	310,059

17.   Subsequent Events

On April 6, 2013, the Company repaid a $3,059,190 (RMB 19,000,000) short-term borrowing and borrowed same amount from Credit Union.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.

On August 1, 2010, China Industrial Steel Inc. (“CIS”), through Northern Steel Inc. (“Northern”) and its wholly owned foreign enterprise, Nuosen (Handan) Trading Co., Ltd (“Nuosen”), entered into an Entrusted Management Agreement, an Exclusive Option Agreement, and a Covenants Agreement (collectively, the “Entrusted Agreements”) with Handan Hongri Metallurgy Co., Ltd. (“Hongri”) and shareholders of Hongri, Hebei Wu’an Yuanbaoshan Industry Group Co., Ltd (“YBS Group”) and Fakei Investment (Hong Kong) Ltd (“Fakei”). The effect of the Entrusted Agreements is to cede control of management and economic benefits of Hongri to Nuosen. As consideration, CIS issued 44,083,529 restricted shares of its common stock, par value $0.0001, to Karen Prudente, a nominee and trustee for shareholders of YBS Group for entering into the Entrusted Agreements with Nuosen. CIS also issued 17,493,463 restricted shares of its common stock to shareholders of Fakei in consideration for Fakei entering into the Entrusted Management Agreement with Nuosen.

The Entrusted Agreements empower CIS, through Northern and Nuosen, with the ability to control and substantially influence Hongri’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. As a result of these Entrusted Agreements, which obligate CIS to absorb a majority of expected losses of Hongri and enable CIS to receive a majority of expected residual returns from Hongri and because CIS has the power to direct the activities of Hongri that most significantly impact Hongri’s economic performance, CIS, through its wholly-owned subsidiaries, accounts for Hongri as its Variable Interest Entity (“VIE”) under Accounting Standards Codification (“ASC”) subtopic 810-10-05-8, “Consolidation of VIEs”. Accordingly, CIS consolidates Hongri’s operating results, assets and liabilities. The management of the Company currently intends reinvest all of the income of Hongri for strategic expansion purpose for the foreseeable future.

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

The Company has 2.3 million metric tons steelmaking capacity currently. Annualized production of steelmaking to its capacity utilization rate was approximately 70% and 55%, respectively for the three months ended March 31, 2013 and 2012. In addition to steelmaking capacity, the Company currently has a total of 2.6 million metric tons of steel rolling production capacity (including steel plate and steel wire/bar production). A new 600,000 ton steel wire production line commenced production in January 2013. Annualized production of steel rolling to its capacity utilization rate was approximately 59% and 45%, respectively, for the three months ended March 31, 2013 and 2012.

The Company has purchased processed molten iron from Hongrong Iron and Steel Co. Ltd. (“Hongrong”), a related party, at the prevailing market price on the local iron market, in accordance with a supply agreement beginning from February 2010. The Company is in favor of Hongrong as its primary molten iron supplier because it reduces the transportation cost and steel making cost since Hongrong is located nearby Hongri. For the three months ended March 31, 2013, the Company purchased $106,125,715 worth (282,630 metric tons) of molten iron and steel iron from Hongrong. For the comparable period of 2012, the Company purchased $111,653,034 worth (257,896 metric tons) of molten iron and steel iron from Hongrong.

There are many factors of our business which are impacted by prevailing market conditions, specifically, a change in the raw material and energy prices will influence the Company’s inventory levels and purchasing and selling decisions which will, ultimately, impact the Company’s realized gross margin. The management’s decisions in response to the market will change as market conditions change. The Company does not undertake any hedging strategies to mitigate the fluctuation of market prices. Therefore, the fluctuation of commodity prices will have a direct impact on the Company’s operation through the price changes in the local steel market.

According to the Association of Chinese Steel Industry, steel manufactures’ Chinese comprehensive price index of steel products (“CSPI”), an index combining prices of various steel products and an economic indicator of market demand for steel products, decreased continuously since the beginning of 2012. As of December 31, 2012, CSPI was 105.31, a decrease of 13% compared to 120.45 as of December 31, 2011. In the meantime, according to IndexMundi, the average monthly price of iron ore was $128.87 per dry metric ton as of December 31, 2012, a decrease of 6% compared to $136.46 per dry metric ton as of December 31, 2011. Though the price of iron ore, coking coal and other materials decreased in the same period, the decrease in steel product prices was sharper than the decrease in the prices of raw materials. The combination of the unparalleled decrease in selling prices of steel products, excessive steel production capacities and lack of demand for steel products in the Chinese domestic market, had a direct negative impact on steel making manufacturers. Many Chinese steel manufacturers incurred losses in 2012.

The index of both prices of steel products and iron ore rebounded in the beginning of 2013. CSPI was 107.05 as of March 31, 2013, an increase of 2% compared to 105.31 as of December 31, 2012. In the same period, the average price of iron ore in IndexMundi increased 9% to $139.87 in March 2013 from $128.87 per dry metric ton as of December 31, 2012. The fast increase in the prices of raw materials will have a negative impact on our results of operations in 2013. The recovery of the Chinese steel market is still uncertain and will largely depend on the new Chinese government and its new economic development policy and the recovery of the world economy.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Comparison of Revenue for the Three Months Ended March 31, 2013 and 2012

	2013		2012
Products	Revenue	Quantity (Ton)	Revenue	Quantity (Ton)
Steel plates	$94,496,510	190,230	$64,296,735	113,822
Steel wires	90,938,130	185,788	62,946,821	110,635
Steel billets	-	-	47,067,680	85,602
Byproducts	2,929,057	-	2,717,412	-
Products Total	$188,363,697	376,018	$177,028,648	310,059

Total sales in the three months ended March 31, 2013 were $188,363,697, an increase of $11,335,049, or 6% compared to $177,028,648 in the comparable period of 2012. The increase in sales was mainly due to the increase in sales of steel plates and steel wires, offset by the decrease in sales of steel billets and the decrease in unit sales price in the three months ended March 31, 2013. The average unit sales price was $501 per ton, a decrease of $70, or 12%, compared to $571 per ton in the comparable period of 2012.

Revenue from steel plates was $94,496,510 in the three months ended March 31, 2013, an increase of $30,199,775, or 47% compared to $64,296,735 in the three months ended March 31, 2012. The Company sold 190,230 tons of steel plates in the three months ended March 31, 2013, an increase of 76,408 tons, or 67%, compared to 113,822 tons in the same period in 2012. The increase in the sales of steel plates resulted from the rebound of steel market in the first quarter of 2013. However, the prices of steel products, in the three month ended March 31, 2013 decreased as compared to the same period in 2012, which had a negative impact on the Company’s operation results in the first quart of 2013. The average unit sales price of steel plates was approximately $497 per ton in the three months ended March 31, 2013, a decrease of $68 per ton, or 12%, from $565 in the three months ended March 31, 2012.

A new 600,000 ton steel wire production line commenced production in January 2013. In the three months ended March 31, 2013, revenue from steel wires was $90,938,130, an increase of $27,991,309, or 44%, compared to $62,946,821 in the comparable period of 2012. The Company sold 185,788 metric tons of steel wires in the three months ended March 31, 2013, an increase of 75,153 metric tons, or 68%, compared to 110,635 in the same period of 2012. The increase in the sales of steel wires resulted from the rebound of steel market in the first quarter of 2013, offset by the decrease in the sales price of steel wires. The average unit sales price of steel wires was approximately $489 per ton in the three months ended March 31, 2013, a decrease of $79 per ton, or 14%, from $569 in the three months ended March 31, 2012.

Revenue from steel billets was $0 and $47,067,680 in the three months ended March 31, 2013 and 2012, respectively. Steel billets are semi-finished products that can be used to produce steel plates, steel bars and steel wires with further processing, or they can be sold directly in the market. The Company did not sell steel billets in the first quarter of 2013 resulted from increasing market demand for steel plates and steel bars in the same quarter. More steel billets were used in production.

Byproducts and others consist of offcuts of steel plates, steel drop, oxygen gas and others. Byproducts and other sales were $2,929,057 in the three months ended March 31, 2013, an increase of $211,645, or 8%, compared to $2,717,412 in the comparable period of 2012. The Company does not sell byproducts in its regular daily sales activities. The selling of byproducts depends on the market condition as byproducts may be reused as raw materials in our production.

Comparison of Cost of Revenue for the Three Months Ended March 31, 2013 and 2012

Costs of Revenue	2013	2012
Steel plates	$93,924,490	$65,689,024
Steel bars/steel wires	88,627,570	59,609,340
Steel billets	-	42,308,554
Others	937,101	597,647
Total Cost of Revenue	$183,489,161	$168,204,565

Gross Profit Margin	2013	2012
Steel plates	0.61%	-2.17%
Steel bars/steel wires	2.54%	5.30%
Steel billets	-	10.11%
Total Gross Profit Margin	2.59%	4.98%

Cost of revenue totaled $183,489,161 in the three months ended March 31, 2013, an increase of $15,284,596, or 9%, compared to $168,204,565 in the comparable period of 2012. The increase in cost of revenue was mainly due to the increase in sales of steel products in the three months ended March 31, 2013, offset by the decrease in the unit price of raw materials. The average unit price of raw materials was $488 per ton, a decrease of $55, or 10%, in the three months ended March 31, 2013, compared to $542 per ton in the comparable period of 2012.

The Company does not buy any commodity products to hedge the fluctuation of market price. However, the fluctuation of commodity price will have a direct impact on our operation through the price changes in the local steel market. The average cost of revenue of steel plates was approximately $494 per ton in the three months ended March 31, 2013, a decrease of $83 per ton, or 14%, from $577 in the comparable period of 2012. The average cost of revenue of steel wires was approximately $477 per ton in the three months ended March 31, 2013, a decrease of $62, or 11%, compared to $539 in the comparable period. The Company actively manages the production volume and the type of steel products manufactured to maximize net profit or reduce loss in response to the fluctuations in market conditions.

The gross profit margin was 2.59% and 4.98% for the three months ended March 31, 2013 and 2012, respectively. The decrease in gross profit margin resulted from the unparalleled decrease in selling prices of steel products (12%) and decrease in unit purchase price of raw materials (10%).

Comparison of Selling and General and Administrative Expenses for the Three Months Ended March 31, 2013 and 2012

Selling and general and administrative expenses consist of allowance for bad debts, selling expenses, professional service fees and other general and administrative expenses. The aggregate selling and general and administrative expenses were $1,230,375 in the three months ended March 31, 2013, a decrease of $11,787, or 1%, compared to $1,242,162 the comparable period of 2012. Selling and general and administrative expenses – non related parties was $969,701 in 2013, a decrease of $95,378, or 9%, compared to $1,065,079 in 2012. The decrease in selling and general and administrative expenses – non related parties was mainly due to a decrease in US professional fees. The Company incurred $141,607 of professional service and consulting fees in 2013, a decrease of $134,988, compared to $276,595 in 2012.

Selling and general and administrative expenses – related parties were $260,674 in the three months ended March 31, 2013, an increase of $83,591, or 47%, compared to $177,083 in the comparable period of 2012. The selling and general and administrative expenses – related parties represented service fees charged by YBS Group. YBS Group owns 70% of the equity interest of Hongri. It provides various services to its subsidiaries, including market and industrial information, public relationship, various government agents’ relationship, coordination of recycling of byproducts among the subsidiaries and executive officers’ salaries. YBS Group charged a service fee based on countable expenses and a fixed service fee. Commencing in 2010, YBS Group charged Hongri a fixed service fee of 0.1% of Hongri’s annual revenue. Service fees consisted of management salaries, trainings, consultations, common areas charges and other fees. The management believes that 0.1% of revenue is reasonable. The Company estimated that service fee would be similar or marginally higher than the current fees charged by YBS Group if the services were provided by third parties. In addition to the fixed service fee, YBS Group will charge itemized services and expenses to the Company if such service and expenses are incurred. Among the services fees in the first quarter of 2013, $72,311 was an itemized charge in connection with the refinancing of the $16 million loan from Raiffeisen (as defined below). Executive officers’ salaries were stand-alone expenses. Such expenses were $16,069 and $15,879 for three months ended March 31, 2013 and 2012, respectively.

Comparison of Other Expenses for the Three Months Ended March 31, 2013 and 2012

Other expenses consist of interest expense and interest income. Total net other expenses were $1,556,157 in the three months ended March 31, 2013, a decrease of $299,330, or 16% compared to $1,855,487 in the comparable period of 2012. Interest expense for bank borrowings was $1,390,082 in the three months ended March 31, 2013, an increase of $445,174, or 47%, compared to $944,908 in the comparable period of 2012. The increase of interest expense for bank loan borrowings resulted from the increase in bank interest charges for bank notes receivables.

Comparison of Income Tax for the Three Months Ended March 31, 2013 and 2012

The provision for income tax was $734,165 and $1,020,390 for the three months ended March 31, 2013 and 2012, respectively. The incurred provision for income tax was foreign income tax and paid to the Chinese tax authority. The Company is subject to the PRC’s 25% standard enterprise income tax commencing on 2013. The income tax rate was 12.5%, 12.5%, 12.5%, 0% and 0% for 2012, 2011, 2010, 2009 and 2008, respectively, due to a foreign investment enterprise exemption.

Comparison of Net Income for the Three Months Ended March 31, 2013 and 2012

Net income was $1,353,839 in the three Months ended March 31, 2013, a decrease of $3,352,205, or 71%, compared to the net income of $4,706,044 in the comparable period of 2012. The decrease in net income was mainly due to the decrease in gross profit, which in turn was a direct result of unparalleled decrease in selling price of steel products (12%) and decrease in unit purchase price of raw material (10%).

Liquidity and Capital Resources

The cash flow generated from our operations can support our daily operations currently. Nevertheless, it may not be enough to support our operations in the future if the deterioration of the steel market continues. The Company is facing rigorous challenges in 2013, including unfavorable steel industry cycles, unforeseeable recovery of world economy and uncertainty of political environment resulting from change of leadership in China. All those factors may continue to have a negative impact on our operations and cash flows. It is difficult to predict and mitigate these unfavorable trends. Management will continuously monitor these negative factors and determine the production based on the demand of market, cash on hand and available credit facilitates.

In addition, the Company plans to add a new value added production line to adapt to the market demand. To implement this expansion strategy, we may require external financial sources to support the capital investment. Management believes that our available cash will not be sufficient to fund our expansion requirements and therefore, the Company will look for external sources such as debt or equity financings. However, there is no assurance that any such funds from external sources will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders. If such funds from outside sources are limited, or not available, the Company will adjust its expansion plan accordingly.

The Company has relied on related parties at its early stage of development. The Company’s internal and immediate sources of liquidity will be loans from YBS Group, Hongri’s parent company and Hongrong. YBS Group and Hongrong had previously made the loans to the Company for acquisition of equipment. On the other hand, the Company may advance cash surplus, if any, to YBS Group or other related parties when requested and available. Those cash advances will be used as a credit and offset the liabilities due to YBS Group and other related parties.

Relevant PRC statutory laws and regulations restrict certain payments, such as dividends, loans or advances, from the Company’s registered capital. Such restricted capital amounted to approximate $14,799,000 as of March 31, 2013 and December 31, 2012. The Company is also required to allocate a portion of its after-tax profits to the statutory reserve. Annual appropriations to the statutory reserve are required to be at least 10% of the enterprise’s after-tax net income determined under Chinese GAAP. When the surplus reserve account balance is equal to or greater than 50% of the Company’s paid-in capital, no further allocation to the surplus reserve account is required. The Company’s surplus reserve is over 50% of the paid-in capital and does not need more surplus reserve in the future. As of March 31, 2013 and December 2012, the Company’s reserve fund totaled $6,530,869. In addition, our ability to use revenue generated in RMB to fund any future business activities outside of China or to make dividend or other payments in U.S. dollars is limited due to the regulations of PRC’s currency exchange. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB in the future.

The Company currently intends to retain all earnings, if any, for use in its business operations. We have no plan to repurchase our common stock, nor declare any dividends in the near future.

The Company will have obligations to pay expenses in US dollars in connection with its status as a US public company, including audit, legal, contracted CFO and other SEC filing related service fees. These service fees are usually wired to the Company’s US bank account or paid to vendors directly from China to satisfy the Company’s obligations, which is allowed under the current PRC regulations. Other than these service fees, the Company currently has no significant obligations outside the PRC. The Company had cash of $2,622,083 and $1,710,887 as of March 31, 2013 and December 31, 2012, respectively. Most of the Company’s funds are kept in financial institutions in China, which do not provide insurance for deposits.

It has been the intent of the management to accelerate repayments of equipment loans, which were due to the related parties. During 2012, the Company repaid $42,037,885 equipment loans to YBS Group by offsetting its advances to related parties. The Company repaid $16,545,106 equipment loans to Hongrong by offsetting its advances to related parties in 2012. The remaining equipment loan balance to YBS group is $3,985,247 as of March 31, 2013.

It is a common practice in China that a vendor or supplier requires an advance payment before the shipment of merchandise. The Company’s advances to the related parties enable these related parties to pay partial amounts in advance to their vendors or suppliers. Hongri purchased raw materials from Hongrong, a related party, in its routine business operations. The Company is in favor of Hongrong as its primary molten iron supplier because it reduces transportation cost and steel making cost since Hongrong is located nearby Hongri. Hongrong has a new blast furnace with a capacity to supply all molten iron needs for the production of Hongri, However, because the new blast furnace is still in test stage and the quality of molten iron was not stable, the Company purchased part of its iron supplies from third parties in addition to the purchases from Hongrong. The balance of advances to Hongrong was $138,301,241 and $183,633,559 as of March 31, 2013 and December 31, 2012, respectively. The amount advanced to Hongrong approximated to 11 weeks’ and 18 weeks’ purchase of molten iron used in production, respectively, as of March 31, 2013 and December 31, 2012. The decrease in advance to Hongrong was primarily because that Hongri used more molten iron supplied by Hongrong in the first quarter of 2013. However, in the event that Hongrong’s new blast furnace cannot produce normally, or the demand to Hongri’s steel products is lower, or there are further price reductions on raw materials already purchased, the assets advanced to Hongrong could be impaired and/or the gross profit margin may be negatively impacted.

For the three months ended March 31, 2013, the Company purchased $106,125,715 (282,630 metric tons) molten iron and steel iron, $471,493 gas and $1,403,207 spare parts from Hongrong. For the three months ended March 31, 2012, the Company purchased $111,653,034 (257,896 metric tons) molten iron and steel iron and $4,986,606 gas and electricity from Hongrong.

The Company’s accounts payable were $64,811,203 as of March 31, 2013, a decrease of $27,416,958, compared $92,228,161 as of December 31, 2012. The decrease in accounts payable resulted from a $39.5 million decrease in accounts payable balance to one major steel pig iron supplier of the Company. The Company will pay these payables from cash generated from its operation. If the deterioration of steel market continues and the sales prices further decrease, the Company’s ability to pay these payables from its operation would be very limited. The Company may look for a debt or equity financing, if needed, after taking into consideration the impact of the advances to related parties, the advances from customers and current debt requirements.

Advance from customers was $65,608,300 as of March 31, 2013, a decrease of $11,667,027, compared to $77,275,327 as of December 31, 2012. The sales prices of steel products are fluctuated daily. Timing of buying and selling is one of the keys for profit. In order to ensure availability of the Company’s products in the event that the prices of steel products go up, the customers will deposit certain amounts of money in the Company’s account. During the three months ended March 31, 2013, two major customers decreased approximately $15.5 million deposits in aggregate in the Company’s account. Advances from customers are short term in nature and are interest free. If the deterioration of steel market continues and the sales prices are further decreased, some of the customers may recall their deposits. If it happens, it will have a negative impact on the Company’s cash flows and the Company may look for debt or equity financing if needed, after taking into consideration the impact of the advances to related parties, accounts payable and current debt requirements.

Net cash provided by operating activities was $3,465,439 for the three months ended March 31, 2013, a decrease of $886,009, compared to $4,351,448 for the comparable period of 2012. The decrease was due to the decrease of $3,352,205 in net income, offset by the adjustments of changes in working capital components. The changes in working capital components primarily contributing to the increase in cash flow provided in operating activities were: (i) an increase in accounts receivable ($6,611,950 increase in 2013 and $12,799,089 decrease in 2012), (ii) a decrease in accounts payable ($27,649,194 decrease in 2013 and $16,932,987 increase in 2012), (iii) a decrease in advances from customers ($11,884,079 decrease in 2013 and $39,111,159 increase in 2012), (iv) an increase in inventory ($7,131,757 increase in 2013 and $1,125,304 decrease in 2012), offset by (v) a decrease in advance to related parties ($45,813,114 decrease in 2013 and $75,732,540 increase in 2012).

Net cash used in investing activities was $3,943,762 and $2,072,556, respectively, in the three months ended March 31, 2013 and 2012. Those expenditures were primarily related to the construction of steel wire production lines and replacement, or modification of current production line equipment.

Net cash provided by financing activities was $1,380,218 in the three months ended March 31, 2013. The Company repaid an aggregate of $16,069,000 and renewed and borrowed an aggregate of $16,069,000 from Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”) pursuant to a revolving loan agreement (the “Amendment Agreement II”) with Raiffeisen signed on June 28, 2011 and amended on July 23, 2012 and September 18, 2012 subsequently. The Amendment Agreement II provides for a revolving credit facility in an aggregate principal amount of $16,101,000 (RMB 100,000,000) which shall be used as working capital only and could not exceed 180 days. The Company acquired a letter of credit loan from the Industrial and Commercial Bank of China (“ICBC”) in the amount of $1,542,624 in the three months ended March 31, 2013. The Company paid $162,406 to related parties for obligation under capital lease in the three months ended March 31, 2013. Net cash used in financing activities was $1,575,240 in the comparable period of 2012. The Company repaid $28,526,400 (RMB 180,000,000) borrowed from Raiffeisen Bank and acquired the second borrowing in the total amount of $28,526,400 (RMB 180,000,000) from Raiffeisen Bank in the three months ended March 31, 2012. The Company repaid $3,011,120 (RMB 19,000,000) to Credit Union and acquired $3,011,120 from Credit Union in the three months ended March 31, 2012. In March 2012, the Company received a short term loan of $1,426,320 (RMB 9,000,000) from Credit Union and repaid short term loan in April 2012. During the three months ended March 2012, the Company received $1,879,573 short term loan from a related party and repaid $3,622,853 to this related party (paid in full). The Company made $1,109,360 deposit to banks as additional collateral for bank notes payable in the three months ended March 31, 2012. The Company paid $148,920 to obligation under capital lease in the three months ended March 31, 2012.

Short-term Borrowings

Bank Notes Payable

The bank notes payable do not carry a stated interest rate, but have a specific due date usually within six months. These notes are negotiable documents issued by financial institutions on the Company’s behalf to vendors. These notes can either be endorsed by the vendor to other third parties as payment, or prior to becoming due, be factored to other financial institutions. These notes are short-term in nature, and as such, the Company does not calculate imputed interest with respect to them. These notes are secured by the Company’s restricted bank deposits. The Company has to maintain 100% or 50% of the balance of the bank notes payable to ensure future credit availability.

Bank Loans Payable

Bank loans as of March 31, 2013 and December 31, 2012 consisted of the following:

		2013	2012
To Credit Union
Interest at 11.40%, payable September 24, 2013	(a)	$3,059,190	$3,049,690
Interest at 7.28%, payable April 7, 2013	(b)	3,059,190	3,049,690
To Raiffeisen Bank International AG Beijing Branch
Interest at 7.31%, due varied from January to February 2013	(c)	-	16,051,000
Interest at 7.31%, due varied from July to August 2013	(c)	16,101,000	-
To a ICBC Letter of Credit Loan
Interest at 0%, payable May 16, 2013	(d)	3,896,442	3,884,342
Interest at 6.44%, payable August 14, 2013	(e)	1,545,696	-
Total Short Term Bank Loans		$27,661,518	$26,034,722

 (a) The Company obtained $3,059,190 (RMB 19,000,000 translated at the exchange rate on March 31, 2013) loan on September 25, 2012. The loan is a “working capital” loan that bears interest at 11.40% per annum and due on September 24, 2013. The loan is secured by the equipment of Hongrong, a related party.

 (b) On October 8, 2012 the Company received a $3,059,190 (RMB 19,000,000 translated at March 31, 2013 exchange rate) short-term borrowing from Credit Union. The loan was a “working capital” loan that bears interest at 7.28% per annum and was due by April 7, 2013. The loan was secured by the equipment of Hongrong, a related party. On April 6, 2013, the Company repaid a $3,059,190 (RMB 19,000,000) short-term borrowing and the borrowed same amount from Credit Union.

 (c) On September 18, 2012, Hongri entered into the Amendment Agreement II with Raiffeisen. The Amendment Agreement II provides for a revolving credit facility in an aggregate principal amount of $16,101,000 (RMB 100,000,000 translated at March 31, 2013 exchange rate) which is used as working capital only. Each borrowing could not exceed 180 days or the days Raiffeisen agreed. The Amendment Agreement II is to be terminated on January 31, 2014.

Current loan balance of $16,101,000 (RMB 100,000,000 translated at the exchange rate on March 31, 2013) was renewed from the end of January and the beginning of February 2013 and is due varied from July to August 2013.

Pursuant to Amendment Agreement II, borrowings will bear interest at 130.6% of the benchmark rates of similar loans set by the People’s Bank of China. Current benchmark interest rate for a six months loan is 5.6%, as revised on July 6, 2012. The borrowing interest under the Amendment Agreement II is 7.31% accordingly. The interest is calculated on the daily basis and shall be paid on the 20th of the last month of each quarter.

The borrowings are secured substantially by the following: all the machinery and equipment of Hongri acquired before 2012, with a net value of approximately $159 million as of December 31, 2012, a security deposit of $1,610,100 (RMB 10,000,000) in the Company’s bank account with Raiffeisen; corporate guaranty from YBS Group, a majority shareholder of Hongri; and personal guaranty from Mr. Beifang Liu, Chairman of YBS Group and Mr. Shenghong Liu, Chairman and Chief Executive Officer of the Company.

(d) On December 4, 2012, the Company borrowed a $3,896,442 (RMB 24,200,000 translated at March 31, 2013 exchange rate) short-term collateral loan from ICBC. The loan is secured by a letter of credit in the same amount held by the Company, which is recorded as other assets in the balance sheet. The collateral loan is interest free and due by Mary 16, 2013.

(e) On February 26, 2013, the Company borrowed a $1,545,696 (RMB 9,600,000 translated at March 31, 2013 exchange rate) short-term loan from ICBC. The loan is collaterated by a letter of credit in the same amount held by the Company, which is recorded as other assets in the balance sheet. The loan bears interest at 6.44% per annum and due by August 15, 2013.

Short Term Loan Payable – Related Party

On June 28, 2012, the Company borrowed $161,010 (RMB 1,000,000) from Mr. Beifang Liu, a director of the Company, and $644,040 (RMB 4,000,000) from Mr. Maisheng Liu, brother of the CEO of the Company. These payables are interest free and due on demand.

The weighted average short term loan balance consisting of loans from financial institution and Binchang Liu, Beifang Liu and Maisheng Liu was $5,589,548 and $9,084,274 for the three months ended March 31, 2013 and 2012, respectively. The weighted average interest rate for short term loan was 7.58% and 8.44% for the three months ended March 31, 2013 and 2012, respectively.

Customer financing

During 2012, the Company provided 100% credit guarantee to two major customers for them to get bank loans. These two customers then advanced cash receipt from the banks to the Company as a prepayment for the goods. The credit guarantee amounted to $31,718,970 (RMB 197,000,000 translated at the exchange rate on March 31, 2013). The two customers’ bank loans are due in August 2013 but can be renewed upon mutual agreement.

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

Off-Balance Sheet Arrangements

During 2012, the Company provided 100% credit guarantee to two major customers for them to get bank loans. These two customers then advanced cash receipt from the bank to the Company as a prepayment for the goods. The credit guarantee amounted to $31,718,970 (RMB 197,000,000 translated at March 31, 2013 exchange rate). The two customers’ bank loans will be due in August 2013 but can be renewed upon mutual agreement.

Contractual Obligations

As of March 31, 2013, our significant contractual obligations were as follows:

	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Equipment loan	$2,893,906	$1,091,341	$-	$-	$3,985,247
Capital Leases	663,216	1,480,687	1,522,799	2,508,582	6,175,284
Interest on Capital Leases	469,223	784,192	551,567	2,296,892	4,101,874
Interest on Equipment loan	199,262	54,567	-	-	253,829
Bank loans	27,661,518				27,661,518
	$31,887,125	$3,410,787	$2,074,366	$4,805,474	$42,177,752

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

Inflation Risk

According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 3.3%, 5.4% and 2.6% in 2010, 2011 and 2012, respectively. In recent years, the PRC has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. Although we are generally able to pass along minor incremental cost inflation to our customers, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase to cope with these increased costs.

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

Changes in Internal Control over Financial Reporting

During the period ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this quarterly report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Information about risk factors for the three months ended March 31, 2013, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2012 Annual Report on Form 10-K.

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

* Filed herewith.

** Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA INDUSTRIAL STEEL INC.

Dated: May 15, 2013	By:	/s/ Liu Shenghong
Liu Shenghong
Chief Executive Officer and Chairman
(Chief Executive Officer)

	By:	/s/ Xiaolong Zhou
Xiaolong Zhou
Chief Financial Officer
(Principal Accounting and Financial Officer)