Form 10-Q
period 2013-06-30
China Industrial Steel Inc.
filed 2013-08-14
CIK 1510871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 73,620,391 shares of common stock are issued and outstanding as of August 13, 2013.

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

As used in this quarterly report, the terms "we", "us", "our", and "CIS" mean China Industrial Steel Inc. and its subsidiaries, unless the context clearly requires otherwise.

ITEM 1 FINANCIAL STATEMENTS.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN US DOLLARS)
(UNAUDITED)

	June 30	December 31,
	2013	2012
ASSETS
Current Assets:
Cash	$1,930,922	$1,710,887
Bank notes receivable	488,820	979,111
Accounts receivables, net	11,474,804	9,639,396
Accounts receivables - related parties	3,713,328	-
Inventories, net	13,710,929	11,585,277
Advances to suppliers, net	707,617	2,372,693
VAT recoverable	31,135,223	32,208,807
Advances to related parties	104,422,760	183,797,203
Deferred income tax asset	162,586	-
Other current asset	1,727,164	3,884,342
Total Current Assets	169,474,153	246,177,716

Machinery and Equipment, Net	115,652,383	101,450,993
Machinery and Equipment - acquired from related parties, Net	80,013,616	85,471,360
Total Machinery and Equipment, Net	195,665,999	186,922,353

Other Assets:
Restricted cash	5,865,840	5,778,360
Land use rights and buildings under capital leases	4,713,910	4,985,732
Total Other Assets	10,579,750	10,764,092

TOTAL ASSETS	$375,719,902	$443,864,161

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$57,094,085	$92,228,161
Accounts payable - related parties	3,118,514	1,833,558
Accrued liabilities	2,570,736	3,123,315
Taxes payables	395,571	2,427
Bank loans payable	24,049,944	26,034,722
Bank notes payable	5,377,020	5,296,830
Equipment loan payable - related parties - current	2,928,595	2,884,919
Current obligations under capital leases - related parties - current	683,615	648,893
Short term loan payable - related party	814,700	802,550
Customer financing	702,108	31,620,470
Advances from customers	70,711,357	77,275,327
Total Current Liabilities	168,446,245	241,751,172

Long Term Liabilities:
Equipment loan payables - related parties - non current	1,104,423	1,087,952
Obligation under capital leases - related parties - non current	5,401,012	5,669,438
Total Long Term Liabilities	6,505,435	6,757,390

TOTAL LIABILITIES	174,951,680	248,508,562

Commitments and Contingencies

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Blank Check Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 980,000,000 authorized, 73,620,391 and 73,620,391 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	7,362	7,362
Paid-in capital	16,417,235	16,417,235
Statutory reserves	6,530,869	6,530,869
Retained earnings	158,546,826	156,124,507
Accumulated other comprehensive income	19,265,930	16,275,626
Total Stockholders' Equity	200,768,222	195,355,599
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$375,719,902	$443,864,161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (IN US DOLLARS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Sales to customers	$169,642,962	$141,355,618	$347,814,352	$312,794,486
Sales to related parties	11,083,472	4,216,751	21,275,779	9,806,531
Total Revenues	180,726,434	145,572,369	369,090,131	322,601,017

Cost of Revenue
Cost of Revenue - non-related parties	39,004,381	75,016,983	114,014,750	124,906,457
Cost of Revenue - related parties	138,115,315	66,098,486	246,594,107	184,413,577
Total Cost of Revenue	177,119,696	141,115,469	360,608,857	309,320,034

Gross Profit	3,606,738	4,456,900	8,481,274	13,280,983

Selling and General and Administrative Expenses
Selling and General and Administrative Expenses - non-related parties	662,236	295,977	1,631,937	1,361,056
Selling and General and Administrative Expenses - related parties	253,851	705,826	514,525	882,909
Total Selling and General and Administrative Expenses	916,087	1,001,803	2,146,462	2,243,965

Income From Operations	2,690,651	3,455,097	6,334,812	11,037,018

Other Income (Expenses)
Interest income	49,890	2,120	53,673	54,609
Interest expense	(1,096,661)	(921,177)	(2,486,743)	(1,866,085)
Interest expense - related parties	(171,772)	(323,521)	(341,630)	(1,286,589)
Total Other Income (Expenses)	(1,218,543)	(1,242,578)	(2,774,700)	(3,098,065)

Income from operation before income tax	1,472,108	2,212,519	3,560,112	7,938,953
Provision for income tax	403,628	364,002	1,137,793	1,384,392
Net Income	1,068,480	1,848,517	2,422,319	6,554,561

Earnings Per Share - Basic and Diluted	$0.01	$0.03	$0.03	$0.09
Weighted Average Shares Outstanding - Basic and Diluted	73,620,391	73,595,428	73,620,391	73,568,597

Other Comprehensive Income:
Foreign currency translation gain	2,376,889	(1,678,398)	2,990,304	(1,798,452)
Comprehensive Income	$3,445,369	$170,119	$5,412,623	$4,756,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US DOLLARS)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	2013	2012

Cash Flows from Operating Activities:
Net Income	$2,422,319	$6,554,561
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision (reduction) for allowance for doubtful accounts receivable	438,488	(121,036)
Allowance for doubtful advances to suppliers	182,581	567,649
Depreciation	14,033,193	12,556,451
Amortization of land use rights and buildings under capital leases	344,435	337,241
Common stock issued for services	-	117,499
Deferred income tax	(161,244)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivables	(2,117,566)	8,715,479
Increase in accounts receivables - related parties	(3,682,676)	-
Decrease in bank notes receivable	500,945	1,629,647
(Increase) decrease in inventories	(1,934,161)	2,196,447
Decrease in advances to suppliers	1,505,166	473,630
Decrease (increase) in VAT recoverable	1,548,314	(1,220,842)
Decrease in other current assets	2,197,692	-
Decrease (increase) in advances to related parties	81,478,823	(83,568,612)
(Decrease) increase in accounts payable	(36,228,798)	67,605,548
Increase in accounts payable - related parties	1,246,820	244,946
decrease in accrued liabilities	(594,912)	(214,459)
Increase in bank notes payable	-	3,006,180
(Decrease) increase in advances from customers	(7,670,020)	17,293,865
Increase (decrease) in taxes payables	389,862	(1,321,917)
Net Cash Provided by Operating Activities	53,899,261	34,852,277

Cash Flows from Investing Activities:
Capital expenditures	(19,898,160)	(8,442,814)
Net Cash Used in Investing Activities	(19,898,160)	(8,442,814)

Cash Flows from Financing Activities
Proceeds from bank loans	20,781,117	34,159,698
Repayment of bank loans	(23,140,404)	(42,402,960)
Proceeds from customer financing	696,313	-
Repayment of customer financing	(31,834,215)	-
Proceeds from short term loan - related parties	-	2,667,589
Repayment of short term loan - related parties	-	(3,616,909)
Repayment of equipment loan - related parties	-	(16,513,794)
Payment of obligation under capital lease - related parties	(326,640)	(297,351)
Deposit of restricted cash	-	(1,898,640)
Net Cash Used in Financing Activities	(33,823,829)	(27,902,367)

Effect of Exchange Rate Changes on Cash	42,763	(17,630)
Net Increase (decrease) in Cash and Cash Equivalents	220,035	(1,510,534)
Cash - Beginning of the Period	1,710,887	1,737,495

Cash - End of the Period	$1,930,922	$226,961

Supplemental Cash Flow Information:
Interest Paid	$2,702,656	$568,232
Income taxes	$918,146	$2,624,548

Supplemental Schedule of Non-Cash Investing Activities:
Repayment of equipment loan payable - related parties by offsetting previous advances to related parties	$-	$(41,958,329)

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

CIS through Hongri, its operating company in China, produces and sells steel plates, steel bars, steel wires and steel billets. The Company currently has an aggregate of 2.3 million metric tons steel-making production capacity and 2.6 million metric tons of steel-rolling production capacity per year from its headquarters on approximately 1,000 acres in Handan City, Hebei Province, China. The Company’s products are domestically sold in China.

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

These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10K filed in April 2013.

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

The foreign exchange rates used in the translation were as follows:

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2013	2012	2013	2012	2012
RMB/US$ exchange rate	$0.1629	$0.1574	$0.1629	$0.1574	$0.1605
Average RMB/US$ exchange rate	$0.1625	$0.1580	$0.1616	$0.1582	$0.1585

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

The Company has significant exposure to the fluctuation of raw materials and energy. The Company does not enter into any commodity contracts or other financial derivatives to hedge these risks. In addition, the Company is subject to the cyclical nature of the steel industry and the current economic and political environment as it relates to steel production in China. There are many factors of the business which are impacted by prevailing market conditions, specifically, a change in the raw material and energy product pricing environment, rise or decline, will influence inventory levels, purchasing decisions and will, ultimately, all have an impact on the Company’s gross profit and operating results. Excessive steel production capacities, lack of demand for steel products and higher iron ore, coking coal and material costs are major challenges that the Chinese steel industry can occur and have begun to be encountered by the Company. In addition, a significant portion of the Company’s assets have been advanced to a related party supplier (see Note 11). These advances have been or are expected to be used to purchase raw materials for production of molten iron, which is a major raw material of the Company, equivalent to 9 weeks of cost of molten iron used by the Company currently. In the event that the steel products market demand is lower, or there are further price reductions on raw materials already purchased, such asset could be impaired and/or the gross profit margin may be negatively impacted.

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

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property. These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available. As of June 30, 2013, the Company has not experienced any uninsured losses from injury to others or other losses.

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

Bank notes receivable are highly liquid negotiable instruments issued by banks in the PRC on behalf of Hongri’s customers. These notes typically have maturities between one to six months. With these bank notes, The Company can: (a) redeem the notes for face value at maturity, (b) endorse the notes to the Company’s vendors as a form of payment instrument at full value, or (c) factor the notes to a bank. In the event that the Company factors these notes to a bank, an interest expense will be recorded for the difference between cash received and the face value of the note. The Company believes all of the notes are fully realizable as of June 30, 2013 and December 31, 2012, respectively.

4.	Accounts Receivable

Accounts receivable at June 30, 2013 and December 31, 2012 consisted of the following:

	2013	2012
Accounts receivable	$12,165,570	$9,880,791
Allowance for doubtful accounts	(690,766)	(241,395)
Accounts receivable, net	11,474,804	9,639,396
Accounts receivable - related parties	3,713,328	-
Accounts receivable, total	$15,188,132	$9,639,396

5.	Inventories

Inventories at June 30, 2013 and December 31, 2012 consisted of the following:

	2013	2012
Raw materials	$1,551,576	$405,113
Finished products	6,377,319	5,919,991
Spare parts	5,782,034	5,260,173
Total	$13,710,929	$11,585,277

6.	Machinery and Equipment, Net

Machinery and equipment stated at cost less accumulated depreciation at June 30, 2013 and December 31, 2012 consisted of the following:

	2013	2012
Machinery and equipment	$283,219,323	$262,788,674
Auxiliary facilities	15,729,455	3,059,109
Transportation equipment	578,852	570,219
Office equipment	44,086	43,428
Electronic equipment	59,590	58,702
Subtotal	299,631,306	266,520,132
Accumulated depreciation	(112,578,907)	(96,960,996)
Construction in progress	8,613,600	17,363,217
Total	$195,665,999	$186,922,353

In 2013, an aggregate of $10,760,450 (RMB 66,039,342), Equipment and related auxiliary facilities valued at cost, was transferred from construction in progress to fixed assets after testing of production. Those equipment and auxiliary facilities were used in the second steel wire production line.

7.	Restricted Cash

Restricted cash at June 30, 2013 and December 31, 2012 consisted of the following:

	2013	2012
Bank deposit as part of collateral to bank notes payable	$4,236,440	$4,173,260
Bank deposit as part of collateral to working capital loan	1,629,400	1,605,100
Total	$5,865,840	$5,778,360

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

8.	Obligations Under Capital Leases – Related Parties

 The land and building leases with YBS and Hongrong were counted as capital leases under ASC 840 “Leases”. Due to the relationship of related party, the length of the terms of all leases can be extended or renewed whenever the current term is due. Therefore, the leases meet the requirement for capitalization of assets as the term is expected to be greater than 75% of the useful life of the asset. The terms of the leases were based on YBS’s costs and structured without significant built in profit. The value of the capitalized assets has been calculated to be the present value of all lease payments over the stated term using the Company’s bank borrowing rates. Should YBS extend any of the leases, the Company will re-calculate the value of the capitalized lease based on the renewed terms and record an additional asset upon the occurrence.

In December 2007, the Company entered into a lease agreement with YBS Group to lease 956 mu (approximately 157.5 acres) of land as its manufacturing site. The rent for the first three years was waived per lease agreement. The annual lease payment is $233,729 (RMB 1,434,450) which commenced in 2011. The average lease payment is $210,356 (RMB 1,291,005) per annum. The lease is set to expire on December 31, 2037. The present value of the total lease payments at inception was $2,069,851 (RMB 12,703,147 at the current exchange rate), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2007, the Company entered into a lease agreement with YBS Group to lease the manufacturing building of Plate-Rolling I. The annual lease payment is $573,909 (RMB 3,522,211) commencing on January 1, 2008. The lease is set to expire on December 31, 2017. The present value of the total lease payments at inception was $3,880,681 (RMB 23,816,623 at the current exchange rate), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2007, the Company entered into a lease agreement with Hongrong, a related party, to lease the manufacturing building of Steel-Making I. The annual lease payment is $197,274 (RMB 1,210,716) commencing on January 1, 2008. The lease is set to expire on December 31, 2017. The present value of the total lease payments at inception was $1,333,935 (RMB 8,186,666 at the current exchange rate), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2009, the Company entered into a lease agreement with YBS Group to lease the manufacturing building of Steel-Making II. The annual lease payment is $17,511 (RMB 107,469) commencing on January 1, 2010. The lease is set to expire on December 31, 2019. The present value of the total lease payments at inception was $129,244 (RMB 793,198 at the current exchange rate), which was calculated with a discount rate of 5.94%, a PRC long term borrowing rate in December 2009.

In November 2009, the Company entered into a lease agreement with Hongrong to lease the manufacturing building of Bar-Rolling III. The annual lease payment is $123,590 (RMB 758,503) commencing on January 1, 2010. The lease is set to expire on December 31, 2019. The present value of the total lease payments at inception was $912,228 (RMB 5,598,552 at the current exchange rate), which was calculated with a discount rate of 5.94%, a PRC long term borrowing rate in December 2009.

As of June 30, 2013, future minimum rental payments applicable to the above non-cancelable capital leases with remaining terms in excess of one year were as follows:

June 30,	Capital Leases
2014	$1,146,013
2015	1,146,013
2016	1,146,013
2017	1,146,013
2018	760,422
Thereafter	4,769,372
Total minimum lease payments	10,113,846
Less amount representing interest	(4,029,219)
Present value of net minimum lease payments	6,084,627
Less current obligations	(683,615)
Long-term obligations	$5,401,012

9.  Bank Notes, Bank Loan Payable, Short Term Loan Payable – Related Party and Customer Financing

Bank Notes Payable

The bank notes payable do not have a stated interest rate, but carry a specific due date usually within six months. These notes are negotiable documents issued by financial institutions on the Company’s behalf to vendors. These notes can either be endorsed by the vendor to other third parties as payment, or prior to becoming due, factored to other financial institutions. These notes are short-term in nature, and as such, the Company does not calculate imputed interest with respect to them. These notes are collateralized by the Company’s restricted bank deposits. The Company has to maintain 100% or 50% of the balance of the bank notes payable to ensure future credit availability.

Bank Loans Payable

Bank loans at June 30, 2013 and December 31, 2012 consisted of the following:

		2013	2012
To Credit Union
Interest at 11.40%, payable September 24, 2013	(a)	$3,095,860	$3,049,690
Interest at 7.28%, payable April 7, 2013	(b)	-	3,049,690
Interest at 7.28%, payable October 10, 2013	(b)	3,095,860	-
To Raiffeisen Bank International AG Beijing Branch
Interest at 7.31%, due varied from January to February 2013	(c)	-	16,051,000
Interest at 7.31%, due varied from July to August 2013	(c)	16,294,000	-
To a ICBC Letter of Credit Loan
Interest at 0%, payable May 16, 2013	(d)	-	3,884,342
Interest at 6.44%, payable August 14, 2013	(e)	1,564,224	-
Total Short Term Bank Loans		$24,049,944	$26,034,722

 (a) The Company borrowed $3,095,860 (RMB 19,000,000 translated at June 30, 2013 exchange rate) loan on September 25, 2012. The loan is a “working capital” loan that bears interest at 11.40% per annum and due on September 24, 2013. The loan is secured by the equipment of Hongrong, a related party.

 (b) On October 8, 2012 the Company received a $3,049,690 (RMB 19,000,000 translated at December 31, 2012 exhcange rate) short-term borrowing from Credit Union. The loan was a "working capital" loan that bore interest at 7.28% per annum and was due by April 7, 2013. On April 7, 2013, the Company repaid a $3,049,690 (RMB 19,000,000) short-term borrowing and borrowed $3,095,860 (RMB 19,000,000 translated at June 30, 2013 exchange rate) from Credit Union. New borrowing bears interest at 7.28% per annum and is due by October 10, 2013. The loan was secured by the equipment of Hongrong, a related party.

 (c) On September 18, 2012, Hongri entered into a second amendment agreement (the “Amendment Agreement II”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The Amendment Agreement II provides for a revolving credit facility in an aggregate principal amount of $16,294,000 (RMB 100,000,000 translated at June 30, 2013 exchange rate) which is used as working capital only. Each borrowing could not exceed 180 days or days the Bank agreed during the Amendment Agreement period. The Amendment Agreement II is to be terminated on January 31, 2014.

Current loan balance of $16,294,000 (RMB 100,000,000 translated at June 30, 2013 exchange rate) was renewed from the end of January and the beginning of February 2013 and was due varied from July to August 2013. During July 2013, the Company renewed $16,294,000 credit line to January 2014 in the same term.

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

The borrowings are secured substantially by the following: all machinery and equipment of Hongri acquired before 2012. The net value of these machinery and equipment is approximately $159 million as of December 31, 2012, a security deposit of $1,629,400 (RMB 10,000,000) into the Raiffeisen bank as a collateral; corporate guaranty from YBS group, a majority shareholder of Hongri; and personal guaranty from Mr. Beifang Liu, Chairman of YBS group and Mr. Shenghong Liu, Chairman and Chief Executive Officer of the Company.

(d) On December 4, 2012, the Company borrowed a $3,884,342 (RMB 24,200,000 translated at December 31, 2012 exchange rate) short-term collateral loan from Industrial and Commercial Bank of China (“ICBC”). The loan was collaterated by a letter of credit in the same amount held by the Company, which was recorded as other assets in the balance sheet. The collateral loan was interest free and repaid by Mary 15, 2013.

(e) On February 26, 2013, the Company borrowed a $1,564,224 (RMB 9,600,000 translated at June 30, 2013 exchange rate) short-term loan from ICBC. The loan is collaterated by a letter of credit in the same amount held by the Company, which is recorded as other assets in the balance sheet. The loan bears interest at 6.44% per annum and due by August 15, 2013.

Short Term Loan Payable – Related Party

On June 28, 2012, the Company borrowed $162,940 (RMB 1,000,000) from Mr. Beifang Liu, director of the Company, and $651,760 (RMB 4,000,000) from Mr. Maisheng Liu, brother of the CEO of the Company. These payables are interest free and due on demand.

The weighted average short term loan balance consisting of financial institution and private loans and Binchang Liu, Beifang Liu and Maisheng Liu loans was $13,171,418 and $18,174,535 for the six months ended June 30, 2013 and 2012, respectively. The weighted average interest rate for short term loan was 7.43% and 8.81% for the six months ended June 30, 2013 and 2012, respectively.

Credit Guarantee to Customers and Customer financing

The Company is sometimes requested to provide a short term credit guarantee to vendors or customers for them to get bank loans or bank notes during the routine of business. As of June 30, 2013, the Company’s credit guarantee to vendors or customers totaled to $32,913,880 (RMB 202,000,000 translated at June 30, 2013 exchange rate). Among the amount of credit guarantee, $9,776,400 (RMB 60,000,000 translated at June 30, 2013 exchange rate) was to a related party, who supplies coke and electricity to the Company.

The customers who received bank loans guaranteed by the Company will advance cash receipt from the bank to the Company as a prepayment for the goods. The Company will record such prepayment as “customer financing” until advanced customer prepayment be returned to the customers or Company’s products be delivered to the customers. As of June 30, 2013 and December 31, 2012, the customer financing was $702,108 and $31,620,470, respectively.

10.	Taxes Payable

Tax payables at June 30, 2013 and December 31, 2012 consisted of:

	2013	2012
PRC corporation income tax	$383,268	$-
Other taxes payable	12,303	2,427
Total	$395,571	$2,427

See Note 13.

11.	Related Party Transactions

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

As of June 30, 2013 and December 31, 2012, advances to related parties and accounts payable - related parties consisted of:

Advances to Related Parties

Name of related parties	2013	2012
Hongrong	$99,534,560	$183,633,559
Wu’an Yeijin Iron Co. Ltd	4,888,200	-
Cement Plant	-	163,644
Total Advances to Related Parties	$104,422,760	$183,797,203

Accounts Payable - Related Parties

Name of related parties	2013	2012
Baoye	$(3,115,285)	$(1,830,377)
Ore Treatment	(3,229)	(3,181)
Total Accounts Payable - Related Parties	$(3,118,514)	$(1,833,558)

YBS Group is a parent company. It provides various services to the subsidiary companies, such as market and industrial information, public relationship, various government agents’ relationship, coordination of the production and purchase for subsidiaries and so on. YBS group charged a service fee based on applicable itemized expenses and fixed service fee. Commencing in 2010, YBS Group charged 0.1% of current year revenue of Hongri as a fixed service fee. Service fees consisted of management salaries, training, consultations, common areas charges and other fees. Management believes that 0.1% of revenue is a reasonable charge method. The Company estimated that this service fee would be similar or marginally higher if the same services had been provided by third parties. In addition to the fixed service fee, YBS will charge itemized service and expense to the Company if such service and expenses are incurred. The services fees were $253,851 and $705,826 for the three months ended June 30, 2013 and 2012, respectively, and $514,525 and $882,909 for the six months ended June 30, 2013 and 2012, respectively. Among the services fees, an itemized expense in connection with the refinancing of loan from Raiffeisen Bank was $73,125 and $560,254 for the three months ended June 30, 2013 and 2012, respectively, and $145,436 and $560,254 for the six months ended June 30, 2013 and 2012, respectively. Executive officers’ salaries were stand-alone expenses. Such expenses were $16,294 and $15,741 for the three months ended June 30, 2013 and 2012, respectively, and $32,319 and $31,620 for the six months ended June 30, 2013 and 2012, respectively.

Purchases from related parties

Hongri purchased raw materials from the above-mentioned related parties and had advances and accounts payable to these related parties in the routine business operations. It is a common practice in China that a vendor or supplier requires an advance payment before the shipment of merchandise. The Company’s advances to the related parties enable these related parties to pay partial amounts in advance to their vendors or suppliers. The Company prefers Hongrong as its primary molten iron supplier. It will reduce the transportation cost and steel making cost because Hongrong is located nearby Hongri. Hongrong has a new blast furnace with a capacity to supply all molten iron needs for the production of Hongri. However, because the new blast furnace is still in test stage and the quality of molten iron is not stable, the Company may purchase part of its irons supplies from third parties in addition to purchase from Hongrong. The balance of advances to Hongrong was $99,534,560 and $183,633,559 as of June 30, 2013 and December 31, 2012, respectively. The amount advanced to Hongrong approximated to 9 weeks and 18 weeks purchase of molten iron used in production, respectively, as of June 30, 2013 and December 31, 2012.

Accounts payable to related parties represents an unsettled amount in the normal course of business. These payables were short term in nature. Total payable to related parties was $3,118,514 and $1,833,558 as of June 30, 2013 and December 31, 2012, respectively.

For the three months ended June 30, 2013, the Company purchased $121,465,500 (329,957 metric tons) molten iron and steel iron and $16,179,883 gas, electricity and other materials from Hongrong. For the six months ended June 30, 2013, the Company purchased $227,591,215 (612,587 metric tons) molten iron and steel iron and $18,054,583 gas, electricity and other materials from Hongrong. For the three months ended June 30, 2012, the Company purchased $62,387,883 (145,856 metric tons) molten iron and steel iron and $7,891,309 gas, electricity and other materials from Hongrong. For the six months ended June 30, 2012, the Company purchased $174,040,917 (403,752 metric tons) molten iron and steel iron and $12,877,915 gas, electricity and other materials from Hongrong.

The Company purchased $469,932 and $1,064,923 electricity from Baoye for the three and the six months ended June 30, 2013, respectively.

Sales to related parties

During the three and six months ended June 30, 2013, the Company sold $7,741,557 and $16,137,705 of its products to YBS Group, respectively. During the three and six months ended in June 30, 2012, the Company’s sales of its products to YBS Group were $1,897,474 and $4,211,704, respectively. YBS acts as a distributor of steel products for the Company and all sales are final. The only right of return is for defective steel products and the Company has not experienced any returns in the past years of operations. The steel products are picked up directly by YBS’ customers at which time the Company recognizes the sale. The Company has determined these sales should be recorded on a gross basis based on the following analysis: upon shipment all risks of ownership transfer to YBS’ customers and the Company does not bear any additional risks and YBS has all of the collection risk from its customers.

Accounts receivable from YBS Group were $2,993,839 and $0 as of June 30, 2013 and December 31, 2012, respectively.

During the three and six months ended June 30, 2013, the Company sold $972,222 and $972,222 steel products to Hongrong. During the three and six months ended June 30, 2012, the Company sold $1,229,212 and $3,490,195 steel products to Hongrong. The Company’s products sold to Hongrong were used in Hongrong’s blast furnace constructions and maintenance. The Company also sold $2,369,693 and $4,165,851 by-products to Hongong for the three and the six months ended June 30, 2013, respectively, and $1,090,065 and $2,095,645 by-products to Hongrong for the three and six months ended June 30, 2012, respectively, which were re-used in manufacturing of molten iron.

Equipment purchased from related parties

See Note 12 Equipment Loans Payable – Related Parties.

Loan from related party

See Note 9 Bank Notes, Bank Loan Payable and Short Term Loan Payable – Related Party

Leases from related parties

See Note 8 Obligations Under Capital Lease – Related Parties

12.	Equipment Loans Payable – Related Parties

Equipment loan payables – related parties at June 30, 2013 and December 31, 2012 consisted of:

Equipment Loans Payable	2013	2012
Equipment loan - YBS Group payable	$4,033,018	$3,972,871
Less: current portion	(2,928,595)	(2,884,919)
Long-term payable	$1,104,423	$1,087,952

On November 30, 2007, the Company purchased Plate-Rolling I production line and related auxiliary equipment from YBS Group at a price of $26,208,524 (RMB 191,163,559 translated at the historical exchange rate), which was at cost, and carryover basis of YBS group. YBS Group provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bears interest at 5% per annum, and has a fixed repayment schedule at $2,928,595 (RMB 17,973,455 at the June 30, 2013 exchange rate) per annum (payable at the end of the year). During 2012, the Company repaid $14,983,023 (RMB 94,518,192 translated at the 2012 average rate) equipment loan to YBS group by offsetting its previous advanced fund to YBS group. The remaining unpaid loan balance was $4,033,018 (RMB 24,751,549 translated at the June 30, 2013 exchange rate).

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

Equipment loan interest paid to YBS group was $50,277 and $99,994 for the three and six months ended June 30, 2013, respectively, and $366,766 and $941,140 for the three and the six months ended June 30, 2012, respectively.

Equipment loan interest paid to Hongrong was $0 in 2013, and $0 and $206,762 for the three and the six months ended June 30, 2012, respectively.

13.	Income Tax

The provision for income tax arose from income tax incurred and/or paid to the Chinese tax agent.

Hongri is subject to the PRC’s 25% standard enterprise income tax commencing on 2013. The income tax rate was 12.5%, 12.5%, 12.5%, 0% and 0% for 2012, 2011, 2010, 2009 and 2008, respectively, due to foreign investment enterprise exemption.

Nuosen is subject to the PRC’s 25% standard enterprise income tax.

Foreign pretax earnings were $1,533,605 and $2,378,265 for the three months ended June 30, 2013 and 2012, respectively, and $3,770,379 and $8,368,759 for the six months ended June 30, 2013 and 2012, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. As of June 30, 2013, approximately $167,070,000 of accumulated unadjusted earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S federal corporation income tax rate of 34%, an additional tax of $47,116,000 approximately would have to be provided if such earnings were remitted currently.

The following table reconciled the US statutory rates to the Company’s effective rate for the three and the six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
US statutory tax rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in US	-34.0%	-34.0%	-34.0%	-34.0%
China income tax rate	25.0%	12.5%	25.0%	12.5%
Changes in DTA valuation allowance	-	2.5%	6.0%	3.0%
Non-deductible expenses	2.4%	1.4%	1.0%	1.9%
Effective rate	27.4%	16.4%	32.0%	17.4%

The components of deferred income tax asset were as follows:

Deferred Income Tax Asset

	June 30, 2013	December 31, 2012
Current Deferred Income Tax Asset:
Allowance for doubtful accounts	$142,517	$30,174
Allowance for obsoleted inventory	126,333	92,414
Allowance for forfeited advance to vendors	160,454	111,259
Accrued expenses - service fee	129,716	-
Total Current Deferred Income Tax Asset	559,020	233,847

Non-current Deferred Income Tax Asset
Accumulated depreciation for residual value of assets	782,796	587,200
WOFE NOL carry forward	103,349	84,996
US NOL carry forward	677,705	606,070
Total Non-current Deferred Income Tax Asset	1,563,850	1,278,266

Accumulated Valuation Allowance	(1,960,284)	(1,512,113)

Net Deferred Income Tax Asset	$162,586	$-

The Company will make a portion or full valuation allowance for a deferred asset which the realization of a tax benefit is uncertain and more likely not. The Company made a full valuation allowance for deferred assets in connection with the US GAAP adjustment which were not recognized by Chinese tax authorities in and before 2012. The accumulated valuation allowance in connected with the US GAAP adjustments and WOFE losses was $1,282,579 and $906,043 as of June 30, 2013 and December 31, 2012, respectively.

CIS and Northern were incorporated in the United States and have incurred net operating losses for income tax purposes in past years and the current period. As of June 30, 2013, the Companies had loss carry forwards of approximately $1,993,000 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2031 and 2032. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history and has no US source income. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance for US net operation loss was $677,705 and $606,070 as of June 30, 2013 and December 31, 2012, respectively.

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

The Company evaluated its tax positions, and as of June 30, 2013 and December 31, 2012. No uncertain tax position has been identified.

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

The Company is sometimes requested to provide a short term credit guarantee to vendors or customers for them to get bank loans or bank notes during the routine of business. As of June 30, 2013, the Company’s credit guarantee to vendors or customers totaled to $32,913,880 (RMB 202,000,000 translated at June 30, 2013 exchange rate). Among the amount of credit guarantee, $9,776,400 (RMB 60,000,000 translated at June 30, 2013 exchange rate) was to a related party, who supplies coke and electricity to the Company.

15.	Major Vendors and Customers

For three months ended June 30, 2013, 75% of the total Company’s purchase was from Hongrong, 8% of the total purchase was from two other related Companies, and remaining 17% of the total purchase was from various unrelated parties (none of them over 10%). For three months ended June 30, 2012, 52% of the total Company’s purchase was from Hongrong, and 41% of the total purchase was from an unrelated party.

For six months ended June 30, 2013, 69% of the total Company’s purchase was from Hongrong, 4% of the total purchase was from two other related Companies, 11% of the total purchase was from one unrelated party and remaining 16% of the total purchase was from various unrelated parties (none of them over 10%). For six months ended June 30, 2012, 64% of the total Company’s purchase was from Hongrong, and 32% of the total purchase was from an unrelated party.

For the three months ended June 30, 2013, there were two (2) major customers that accounted for approximately 30% of the Company’s total sales, 16% and 14%, respectively. For the three months ended June 30, 2012, there were two (2) major customers that accounted for approximately 33% of the Company’s total sales, 18% and 15%, respectively.

For the six months ended June 30, 2013 and 2012, there were two (2) major customers that accounted for approximately 35% and 38% of the Company’s total sales, respectively. Each of major customer accounted 18% and 17% of total sales for the six months ended June 30, 2013, and 20% and 18% of total sales for the six months ended June 30, 2012, respectively.

16.	Major Products Lines

The Company operates in one industry segment and in one geographic region, which is the PRC. Revenues and costs of goods sold by major products for the three and the six months ended June 30, 2013 and 2012 consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Major Products	Revenues	Revenues	Revenues	Revenues
Steel plates	$98,527,863	$101,296,170	$193,024,372	$165,592,905
Steel bars/steel wires	78,600,204	42,007,530	169,538,335	104,954,351
Steel billets	-	-	-	47,067,680
Byproducts and others	3,598,367	2,268,669	6,527,424	4,986,081
Total Revenues	$180,726,434	$145,572,369	$369,090,131	$322,601,017

Costs of Revenue	2013	2012	2013	2012
Steel plates	$98,007,329	$101,522,232	$191,931,819	$167,211,256
Steel bars/steel wires	78,874,035	39,060,294	167,501,605	98,669,634
Steel billets	-	-	-	42,308,554
Others	238,332	532,943	1,175,433	1,130,590
Total Cost of Revenue	$177,119,696	$141,115,469	$360,608,857	$309,320,034

Gross Profit Margin	2013	2012	2013	2012
Steel plates	0.53%	-0.22%	0.57%	-0.98%
Steel bars/steel wires	-0.35%	7.02%	1.20%	5.99%
Steel billets	-	-	-	10.11%
Total Gross Profit Margin	0.14%	1.90%	0.86%	2.97%

	2013	2012	2013	2012
Major Products	Metric Ton	Metric Ton	Metric Ton	Metric Ton
Steel plates	202,468	182,554	392,698	296,376
Steel bars/steel wires	165,843	70,936	351,631	181,571
Steel billets	-	-	-	85,602
Total Metric Tons	368,311	253,490	744,329	563,549

17.  Subsequent Events

During July 2013, the Company repaid a $16,294,000 (RMB 100,000,000) credit line borrowing and borrowed $16,294,000 (RMB 100,000,000) from Raiffeisen bank. The borrowing interest is 7.31% per annum and is due varied from December 2013 to January 2014.

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

The Entrusted Agreements empower CIS, through Northern and Nuosen, with the ability to control and substantially influence Hongri’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. As a result of these entrusted agreements, which obligate CIS to absorb a majority of expected losses of Hongri and enable CIS to receive a majority of expected residual returns from Hongri and because CIS has the power to direct the activities of Hongri that most significantly impact Hongri’s economic performance, CIS, through its wholly-owned subsidiaries, accounts for Hongri as its Variable Interest Entity (“VIE”) under Accounting Standards Codification (“ASC”) subtopic 810-10-05-8, “Consolidation of VIEs”. Accordingly, CIS consolidates Hongri’s operating results, assets and liabilities. The management of the Company currently intends to reinvest all of the income of Hongri for strategic expansion purpose for the foreseeable future.

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

The Company has an annual steelmaking capacity of 2.3 million metric tons currently. Annualized production of steelmaking to total capacity utilization rate was approximately 64% and 40% for the three months ended June 30, 2013 and 2012, respectively. Annualized production of steelmaking to total capacity utilization rate was approximately 67% and 48% for the six months ended June 30, 2013 and 2012, respectively. In addition to steelmaking capacity, the Company currently has an aggregate of 2.6 million metric tons of annual steel rolling production capacity (including steel plate and steel wire/bar production). Annualized production of steel rolling to total capacity utilization rate was approximately 56% and 50% for the three months ended June 30, 2013 and 2012, respectively. Annualized production of steel rolling to total capacity utilization rate was approximately 57% and 47% for the six months ended June 30, 2013 and 2012, respectively.

There are many factors of our business which are impacted by prevailing market conditions. Specifically, a change in the prices of raw material and energy will influence the Company’s inventory levels and purchasing and selling decisions which will, ultimately, impact the Company’s realized gross margin. The management’s decisions in response to the market will change as market conditions change. The Company does not undertake any hedging strategies to mitigate the fluctuation of market prices as is the common practice in the small-middle sized business in China. Therefore, the fluctuation of commodity prices will have a direct impact on the Company’s operation through the price change in local steel market.

According to Association of Chinese Steel Industry, steel manufactures’ Chinese comprehensive price index of steel products (“CSPI”), an index combining prices of various steel products and an economic indicator of market demand for steel products, decreased continuously since the beginning of 2012. As of December 31, 2012, CSPI was 105.31, a decrease of 13% compared to 120.45 at December 31, 2011. In the meantime, according to IndexMundi, the average monthly price of iron ore was $128.87 per dry metric ton as of December 31, 2012, a decrease of 6% compared to $136.46 per dry metric ton as of December 31, 2011. Though the price of iron ore, coking coal and other materials decreased in the same period, decrease in steel products prices was sharper than the decrease in the prices of raw material. The combination of the unparalleled decrease in selling prices of steel products, excessive steel production capacities and lack of demand for steel products in Chinese domestic market, had a direct negative impact on steel making manufacturers. Many Chinese steel manufacturers incurred losses in the first six months in 2013 and 2012.

The prices of steel products rebounded in the beginning of 2013 but started to decrease continuously after February 2013.  CSPI was 100.48 in June 2013, a decrease of 5% compared to 105.31 in December  2012. The decrease in the prices of steel products has had a negative impact on our results of operations in 2013 so far. The recovery of the Chinese steel market is still uncertain and will largely depend on new economic development policy in China and the recovery of the world economy.

For the three months ended June 30, 2013, 75% of the Company’s total purchase was from Hongrong, 8% of the total purchase was from two other related companies, and remaining 17% of the total purchase was from various unrelated parties (none of them over 10%). For the three months ended June 30, 2012, 52% of the total Company’s purchase was from Hongrong, and 41% of the total purchase was from an unrelated party.

For the six months ended June 30, 2013, 69% of the Company’s total purchase was from Hongrong, 4% of the total purchase was from two other related companies, 11% of the total purchase was from one unrelated party and remaining 16% of the total purchase was from various unrelated parties (none of them over 10%). For the six months ended June 30, 2012, 64% of the total Company’s purchase was from Hongrong, and 32% of the total purchase was from an unrelated party.

For the three months ended June 30, 2013, there were two (2) major customers that accounted for approximately 30% of the Company’s total sales, 16% and 14%, respectively. For the three months ended June 30, 2012, there were two (2) major customers that accounted for approximately 33% of the Company’s total sales, 18% and 15%, respectively.

For the six months ended June 30, 2013 and 2012, there were two (2) major customers that accounted for approximately 35% and 38% of the Company’s total sales, respectively. Each of major customer accounted 18% and 17% of total sales for the six months ended June 30, 2013, and 20% and 18% of total sales for the six months ended June 30, 2012, respectively.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

Comparison of Revenue for the Three Months Ended June 30, 2013 and 2012

	2013		2012
Products	Revenue	Quantity (Ton)	Revenue	Quantity (Ton)
Steel plates	$98,527,863	202,468	$101,296,170	182,554
Steel wires/bars	78,600,204	165,843	42,007,530	70,936
Byproducts	3,598,367	-	2,268,669	-
Products Total	$180,726,434	368,311	$145,572,369	253,490

The Company sold 368,311 metric tons steel products in the three months ended June 30, 2013, an increase of 114,821 metric tons, or 45%, compared to 253,490 metric tons in the same period of 2012. Total revenue from sales in the three months ended June 30, 2013 were $180,726,434, an increase of $35,154,065, or 24% compared to $145,572,369 in the comparable period of 2012. The increase in sales was mainly due to the increase in sales of steel wires, offset by the decrease in sales of steel plates and the decrease in unit sales price in the three months ended June 30, 2013. The average unit sales price was $481 per ton, a decrease of $84, or 15%, compared to $565 per ton in the comparable period of 2012.

The Company sold 165,843 metric tons of steel wires, an increase of 94,907 metric tons, or 134%, in the three months ended June 30, 2013, compared to 70,936 in the comparable period of 2012. Revenue from steel wires increased $36,592,674, or 87% to $78,600,204 in the three months ended June 30, 2013, compared to $42,007,530 in the same period of 2012. The increase in the sales of steel wires resulted from the Company’s new 600,000 ton steel wire production line, which commenced production in January 2013. The increase in sales of steel wires was offset by the decrease in the sales price of steel wires. The average unit sales price of steel wires was approximately $474 per ton in the three months ended June 30, 2013, a decrease of $118 per ton, or 20%, compared to $592 in the same period of 2012.

The Company sold 202,468 tons of steel plates in the three months ended June 30, 2013, an increase of 19,914 tons, or 11%, compared to 182,554 tons in the comparable period of 2012. However, the average unit sales price of steel plates decreased $68 per ton, or 12% to $487 per ton in the three months ended June 30, 2013 from $555 per ton in the same period of 2012. The decrease in unit sales price offset the increase in sales quantities and caused a decrease in revenue generated from steel plates. Revenue from steel plates was $98,527,863 in 2013, a decrease of $2,768,307, or 3% compared to $101,296,170 in 2012.

Byproducts and others consist of offcuts of steel plates, steel drop, oxygen gas and others. Byproducts and other sales were $3,598,367 in the three months ended June 30, 2013, an increase of $1,329,698, or 59%, compared to $2,268,669 in the comparable period of 2012. The Company does not sell byproduct in its regular daily sales activities. The selling of byproducts depends on the market condition as byproducts may be reused as raw materials in our production.

Comparison of Cost of Revenue for the Three Months Ended June 30, 2013 and 2012

Costs of Revenue	2013	2012
Steel plates	$98,007,329	$101,522,232
Steel bars/steel wires	78,874,035	39,060,294
Others	238,332	532,943
Total Cost of Revenue	$177,119,696	$141,115,469

Gross Profit Margin	2013	2012
Steel plates	0.53%	-0.22%
Steel bars/steel wires	-0.35%	7.02%
Total Steel Products Gross Profit Margin	0.14%	1.90%

Cost of revenue totaled $177,119,696 in the three months ended June 30, 2013, an increase of $36,004,227, or 26%, compared to $141,115,469 in the comparable period of 2012. The increase in cost of revenue was mainly due to a 45% increase in the sales quantities of steel products in the three months ended June 30, 2013, offset by the decrease in the unit price of raw materials. The average unit price of raw material purchased was $480 per ton in the three months ended June 30, 2013, a decrease of $75, or 14%, compared to $555 per ton in the comparable period of 2012.

The Company does not buy any commodity products to hedge the fluctuation of market price. However, the fluctuation of commodity price will have a direct impact on the Company’s operation through the price changes in the local steel market. The average cost of revenue of steel plates was approximately $484 per ton in the three months ended June 30, 2013, a decrease of $72 per ton, or 13%, from $556 in the comparable period of 2012. The average cost of revenue of steel wires was approximately $476 per ton in the three months ended June 30, 2013, a decrease of $75, or 14%, compared to $551 in the comparable period. The Company actively manages the production volume and the type of steel products manufactured to maximize net profit or reduce loss in response to the fluctuations in market conditions.

The unit sales price decreased 15% in the three months ended June 30, 2013 while the unit cost decreased 14%, which had a negative impact on the Company’s gross profit margin. The gross profit margin of steel products was 0.14% in the three months ended June 30, 2013, a decrease of 1.76 percentage points, compared to 1.90% in the comparable period of 2012.

Comparison of Selling and General and Administrative Expenses for the Three Months Ended June 30, 2013 and 2012

Selling and general and administrative expenses consist of allowance for bad debts, selling expenses, professional service fees and other general and administrative expenses. The aggregate selling and general and administrative expenses were $916,087 in the three months ended June 30, 2013, a decrease of $85,716, or 9%, compared to $1,001,803 in the comparable period of 2012. Selling and general and administrative expenses – non related parties were $662,236 in the three months ended June 30, 2013, an increase of $366,259, or 124%, compared to $295,977 in 2012. The increase in selling and general and administrative expenses – non related parties was mainly due to a $210,220 increase in allowance for doubtful accounts receivable and impairment of advance to vendors, a $192,196 increase in business taxes, and offset by a decrease in US professional fees. The Company incurred $58,250 of professional service and consulting fees in the three months ended June 30, 2013, a decrease of $94,920, or 62% compared to $153,170 in the same period of 2012.

Selling and general and administrative expenses – related parties were $253,851 in the three months ended June 30, 2013, a decrease of $451,975, or 64%, compared to $705,826 in the comparable period of 2012. The selling and general and administrative expenses – related parties represented service fees charged by YBS Group. YBS Group owns 70% of the equity interest of Hongri. It provides various services to its subsidiaries, including market and industrial information, public relationship, various government agents’ relationship, coordination of recycling of byproducts among the subsidiaries and executive officers’ salaries. YBS Group charged a service fee based on countable expenses and fixed service fee. Commencing in 2010, YBS Group charged Hongri a fixed service fee of 0.1% of Hongri’s annual revenue. Service fees consisted of management salaries, trainings, consultations, common areas charges and other fees. The management believes that 0.1% of revenue is reasonable. The Company estimated that service fee would be similar or marginally higher than the current fees charged by YBS Group if the services were provided by third parties. In addition to the fixed service fee, YBS Group will charge itemized services and expenses to the Company if such service and expenses are incurred. Among the services fees, $73,125 and $560,254 for the three months ended June 30, 2013 and 2012, respectively, was an itemized charge in connection with the refinancing of the loan from Raiffeisen Bank International AG Beijing Branch (“Raiffeisen Bank”). Executive officers’ salaries were stand-alone expenses. Such expenses were $16,294 and $15,741 for the three months ended June 30, 2013 and 2012, respectively.

Comparison of Other Expenses for the Three Months Ended June 30, 2013 and 2012

Other expenses consist of interest expense and interest income. Total net other expenses were $1,218,543 in the three months ended June 30, 2013, a decrease of $24,035, or 2% compared to $1,242,578 in the comparable period of 2012. Interest expense for bank borrowings was $1,096,661 in the three months ended June 30, 2013, an increase of $175,484, or 19%, compared to $921,177 in the comparable period of 2012. The increase of interest expense for bank loan borrowings resulted from the increase in bank interest charges for bank notes receivables.

Comparison of Income Tax for the Three Months Ended June 30, 2013 and 2012

The provision for income tax was $403,628 and $364,002 for the three months ended June 30, 2013 and 2012, respectively. The incurred provision for income tax was foreign income tax and paid to the Chinese tax authority. The Company is subject to the PRC’s 25% standard enterprise income tax commencing on 2013. The income tax rate was 12.5% for 2012 due to a foreign investment enterprise exemption.

Comparison of Net Income for the Three Months Ended June 30, 2013 and 2012

Net income was $1,068,480 in the three Months ended June 30, 2013, a decrease of $780,037, or 42%, compared to $1,848,517 in the comparable period of 2012. The decrease in net income was mainly due to the decrease in gross profit, which in turn was a direct result of an unparalleled decrease in unit selling price of steel products (15%) and unit purchase price of raw material (14%).

Results of Operations for the Six Months Ended June 30, 2013 and 2012

Comparison of Revenue for the Six Months Ended June 30, 2013 and 2012

	2013		2012
Products	Revenue	Quantity (Ton)	Revenue	Quantity (Ton)
Steel plates	$193,024,372	392,698	$165,592,905	296,376
Steel wires/bars	169,538,335	351,631	104,954,351	181,571
Steel billets	-	-	47,067,680	85,602
Byproducts	6,527,424	-	4,986,081	-
Products Total	$369,090,131	744,329	$322,601,017	563,549

The Company sold 744,329 metric tons steel products in the six months ended June 30, 2013, an increase of 180,780 metric tons, or 32%, compared to 563,549 metric tons in the same period of 2012. Total revenues in the six months ended June 30, 2013 were $369,090,131, an increase of $46,489,114, or 14%, compared to $322,601,017 in the comparable period of 2012. The increase in sales was mainly due to the increase in sales of steel plates and steel wires, offset by the decrease in sales of steel billets and the decrease in unit sales price in the six months ended June 30, 2013. The average unit sales price was $487 per ton, a decrease of $77, or 14%, compared to $564 per ton in the comparable period of 2012.

The Company sold 392,698 tons of steel plates in the six months ended June 30, 2013, an increase of 96,322 tons, or 32%, compared to 296,376 tons in the comparable period of 2012. Revenue from sale of steel plates was $193,024,372 in the six months ended June 30, 2013, an increase of $27,431,467, or 17%, compared to $165,592,905 in the comparable period of 2012. The 17% of increase in revenue was lower than a 32% increase in quantity of products sold resulted from continuing declined steel products prices. The average unit sales price of steel plates was $492 per ton in the six months ended June 30, 2013, a decrease of $67 per ton, or 12%, compared to $559 per ton in the six months ended June 30, 2012.

The Company sold 351,631 metric tons of steel wires in the six months ended June 30, 2013, an increase of 170,060 metric tons, or 94%, compared to 181,571 tons in the comparable period of 2012. Revenue from sale of steel wires was $169,538,335 in the six months ended June 30, 2013, an increase of $64,583,984, or 62%, compared to $104,954,351 in the same period of 2012. The increase in the sales of steel wires resulted from the Company’s new 600,000 ton steel wire production line, which commenced production in January 2013. The increase in sales of steel wires was offset by the decrease in the sales price of steel wires. The average unit sales price of steel wires was $482 per ton in the six months ended June 30, 2013, a decrease of $96 per ton, or 17%, compared to $578 per ton in the same period of 2012.

Revenue from steel billets was $0 and $47,067,680 in the six months ended June 30, 2013 and 2012, respectively. Steel billets are semi-finished products that can be used to produce steel plates, steel bars and steel wires with further processing, or they can be sold directly in the market. The Company did not sell steel billets in the six months ended June 2013 because of internal needs for production of steel plates and steel bars.

Byproducts and others consist of offcuts of steel plates, steel drop, oxygen gas and others. Byproducts and other sales were $6,527,424 in the six months ended June 30, 2013, an increase of $1,541,343, or 31%, compared to $4,986,081 in the comparable period of 2012. The Company does not sell byproduct in its regular daily sales activities. The selling of byproducts depends on the market condition as byproducts may be reused as raw materials in our production.

Comparison of Cost of Revenue for the Six Months Ended June 30, 2013 and 2012

Costs of Revenue	2013	2012
Steel plates	$191,931,819	$167,211,256
Steel bars/steel wires	167,501,605	98,669,634
Steel billets	-	42,308,554
Others	1,175,433	1,130,590
Total Cost of Revenue	$360,608,857	$309,320,034

Gross Profit Margin	2013	2012
Steel plates	0.57%	-0.98%
Steel bars/steel wires	1.20%	5.99%
Steel billets	-	10.11%
Total Steel Products Gross Profit Margin	0.86%	2.97%

Cost of revenue totaled $360,608,857 in the six months ended June 30, 2013, an increase of $51,288,823, or 17%, compared to $309,320,034 in the comparable period of 2012. The increase in cost of revenue was mainly due to a 32% increase in the sales quantities of steel products in the six months ended June 30, 2013, offset by the decrease in the unit price of raw materials purchased. The average unit price of cost of revenue was $483 per ton in the six months ended June 30, 2013, a decrease of $64, or 12%, compared to $547 per ton in the comparable period of 2012.

The Company does not buy any commodity products to hedge the fluctuation of market price. However, the fluctuation of commodity price will have a direct impact on the Company’s operation through the price changes in the local steel market. The average cost of revenue of steel plates was approximately $489 per ton in the six months ended June 30, 2013, a decrease of $75 per ton, or 13%, from $564 in the comparable period of 2012. The average cost of revenue of steel wires was $476 per ton in the six months ended June 30, 2013, a decrease of $67, or 13%, compared to $543 in the comparable period. The Company actively manages the production volume and the type of steel products manufactured to maximize net profit or reduce loss in response to the fluctuations in market conditions.

The unit sales price decreased 13% in the six months ended June 30, 2013 while the unit cost decreased 12%, which had a negative impact on the Company’s gross profit margin. The gross profit margin of steel products was 0.86% in the six months ended June 30, 2013, a decrease of 2.11 percentage points, compared to 2.97% in the comparable period of 2012.

Comparison of Selling and General and Administrative Expenses for the Six Months Ended June 30, 2013 and 2012

Selling and general and administrative expenses consist of allowance for bad debts, selling expenses, professional service fees and other general and administrative expenses. The aggregate selling and general and administrative expenses were $2,146,462 in the six months ended June 30, 2013, a decrease of $97,503, or 4%, compared to $2,243,965, in the comparable period of 2012. Selling and general and administrative expenses – non related parties were $1,631,937 in the six months ended June 30, 2013, an increase of $270,881, or 20%, compared to $1,361,056 in 2012. The increase in selling and general and administrative expenses – non related parties was mainly due to a $174,456 increase in allowance for doubtful accounts receivable and impairment of advance to vendors, a $269,359 increase in business taxes, and offset by a decrease in US professional fees. The Company incurred $199,857 of professional service and consulting fees in the six months ended June 30, 2013, a decrease of $229,908, or 53%, compared to $429,765 in the same period of 2012.

Selling and general and administrative expenses – related parties were $514,525 in the six months ended June 30, 2013, a decrease of $368,384, or 42%, compared to $882,909 in the comparable period of 2012. The selling and general and administrative expenses – related parties represented service fees charged by YBS Group. YBS Group owns 70% of the equity interest of Hongri. It provides various services to its subsidiaries, including market and industrial information, public relationship, various government agents’ relationship, coordination of recycling of byproducts among the subsidiaries and executive officers’ salaries. YBS Group charged a service fee based on countable expenses and fixed service fee. Commencing in 2010, YBS Group charged Hongri a fixed service fee of 0.1% of Hongri’s annual revenue. Service fees consisted of management salaries, trainings, consultations, common areas charges and other fees. The management believes that 0.1% of revenue is reasonable. The Company estimated that service fee would be similar or marginally higher than the current fees charged by YBS Group if the services were provided by third parties. In addition to the fixed service fee, YBS Group will charge itemized services and expenses to the Company if such service and expenses are incurred. Among the services fees, $145,436 and $560,254 for the six months ended June 30, 2013 and 2012, respectively, was an itemized charge in connection with the refinancing of the loan from Raiffeisen Bank. Executive officers’ salaries were stand-alone expenses. Such expenses were $32,319 and $31,620 for six months ended June 30, 2013 and 2012, respectively.

Comparison of Other Expenses for the Six Months Ended June 30, 2013 and 2012

Other expenses consist of interest expense and interest income. Total net other expenses were $2,774,700 in the six months ended June 30, 2013, a decrease of $323,365, or 10%, compared to $3,098,065 in the comparable period of 2012. Interest expense for bank borrowings was $2,486,743 in the six months ended June 30, 2013, an increase of $620,658, or 33%, compared to $1,866,085 in the comparable period of 2012. The increase of interest expense for bank loan borrowings resulted from the increase in bank interest charges for bank notes receivables. Interest expense for the related parties was $341,630 in the six months ended June 30, 2013, a decrease of $944,959, or 73%, compared to $1,286,589 in the same period of 2012. The decrease in interest expense paid to related parties resulted from partial paid off of related party equipment loans in 2012.

Comparison of Income Tax for the Six Months Ended June 30, 2013 and 2012

The provision for income tax was $1,137,793 and $1,384,392 for the six months ended June 30, 2013 and 2012, respectively. The incurred provision for income tax was foreign income tax and paid to the Chinese tax authority. The Company is subject to the PRC’s 25% standard enterprise income tax commencing on 2013. The income tax rate was 12.5% for 2012 due to a foreign investment enterprise exemption.

Comparison of Net Income for the Six Months Ended June 30, 2013 and 2012

Net income was $2,422,319 in the six Months ended June 30, 2013, a decrease of $4,132,242, or 63%, compared to $6,554,561 in the comparable period of 2012. The decrease in net income was mainly due to the decrease in gross profit, which in turn was a direct result of an unparalleled decrease in unit selling price of steel products (14%) and unit purchase price of raw material (12%).

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

In addition, the Company plans to add a new value added production line to adapt to the market demand. To implement this expansion strategy, the Company may require external financial sources to support the capital investment. Management believes that the Company’s available cash will not be sufficient to fund its expansion requirements and therefore, the Company will look for external sources such as debt or equity financings. However, there is no assurance that any such funds from external sources will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders. If such funds from outside sources are limited, or not available, the Company will adjust its expansion plan accordingly.

The Company has relied on related parties at its early stage of development. The Company’s internal and immediate sources of liquidity will be loans from YBS Group, Hongri’s parent company and Hongrong Iron and Steel Co. Ltd. (“Hongrong”). YBS Group and Hongrong had previously made loans to the Company for acquisition of equipment. On the other hand, the Company may advance cash surplus, if any, to YBS Group or other related parties when requested and available. Those cash advances will be used as a credit and offset the liabilities due to YBS Group and other related parties.

Relevant PRC statutory laws and regulations restrict certain payments, such as dividends, loans or advances, from the Company’s registered capital. Such restricted capital amounted to approximate $14,799,000 as of June 30, 2013 and December 31, 2012. The Company is also required to allocate a portion of its after-tax profits to the statutory reserve. Annual appropriations to the statutory reserve are required to be at least 10% of the enterprise’s after-tax net income determined under Chinese GAAP. When the surplus reserve account balance is equal to or greater than 50% of the Company’s paid-in capital, no further allocation to the surplus reserve account is required. The Company’s surplus reserve is over 50% of the paid-in capital and does not need more surplus reserve in the future. As of June 30, 2013 and December 2012, the Company’s reserve fund totaled $6,530,869. In addition, our ability to use revenue generated in RMB to fund any future business activities outside of China or to make dividend or other payments in U.S. dollars is limited due to the regulations of PRC’s currency exchange. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB in the future.

The Company currently intends to retain all earnings, if any, for use in its business operations. We have no plan to repurchase our common stock, nor declare any dividends in the near future.

The Company will have obligations to pay expenses in US dollars in connection with its status as a US public company, including audit, legal, contracted CFO and other SEC filing related service fees. These service fees are usually wired to the Company’s US bank account or paid to vendors directly from China to satisfy the Company’s obligations, which is allowed under the current PRC regulations. Other than these service fees, the Company currently has no significant obligations outside the PRC. The Company had cash of $1,930,922 and $1,710,887 as of June 30, 2013 and December 31, 2012, respectively. Most of the Company’s funds are kept in financial institutions in China, which do not provide insurance for deposits.

It has been the intent of the management to accelerate repayments of equipment loans, which were due to the related parties. During 2012, the Company repaid $42,037,885 equipment loans to YBS Group by offsetting its advances to related parties. The Company repaid $16,545,106 equipment loans to Hongrong by offsetting its advances to related parties in 2012. The remaining equipment loan balance to YBS group is $4,033,018 as of June 30, 2013.

It is common practice in China that a vendor or supplier requires an advanced payment before shipment of merchandise. The Company’s advances to the related parties enable these related parties to pay partial amounts in advance to their vendors or suppliers. Hongri purchased raw materials from Hongrong, a related party, in its routine business operations. The Company is in favor of Hongrong as its primary molten iron supplier because it reduces transportation cost and steel making cost since Hongrong is located nearby Hongri. Hongrong has a new blast furnace with a capacity to supply all molten iron needs for the production of Hongri, However, because the new blast furnace is still in test stage and the quality of molten iron is not stable, the Company may purchase part of its iron supplies from third parties in addition to the purchases from Hongrong. The balance of advances to Hongrong was $99,534,560 and $183,633,559 as of June 30, 2013 and December 31, 2012, respectively. The amount advanced to Hongrong approximated to 9 weeks and 18 weeks purchase of molten iron used in production, respectively, as of June 30, 2013 and December 31, 2012. The decrease in advance to Hongrong was primarily because that Hongri used more molten iron supplied by Hongrong in 2013. However, in the event that Hongrong’s new blast furnace cannot operate normally, or the demand to Hongri’s steel products is lower, or there are further price reductions on raw materials already purchased, the assets advanced to Hongrong could be impaired and/or the gross profit margin may be negatively impacted.

For the three months ended June 30, 2013, the Company purchased $121,465,500 (329,957 metric tons) molten iron and steel iron and $16,179,883 gas, electricity and other materials from Hongrong. For the six months ended June 30, 2013, the Company purchased $227,591,215 (612,587 metric tons) molten iron and steel iron and $18,054,583 gas, electricity and other materials from Hongrong. For the three months ended June 30, 2012, the Company purchased $62,387,883 (145,856 metric tons) molten iron and steel iron and $7,891,309 gas, electricity and other materials from Hongrong. For the six months ended June 30, 2012, the Company purchased $174,040,917 (403,752 metric tons) molten iron and steel iron and $12,877,915 gas, electricity and other materials from Hongrong.

The Company’s accounts payable were $57,094,085 as of June 30, 2013, a decrease of $35,134,076, or 38% compared $92,228,161 as of December 31, 2012. The decrease in accounts payable resulted from a $35 million decrease in accounts payable balance to one major steel pig iron supplier of the Company. The Company will pay these payables from cash generated from its operation. If the deterioration of steel market continues and the sales prices further decrease, the Company’s ability to pay these payables from its operation would be very limited. The Company may look for a debt or equity financing, if needed, after taking into consideration the impact of the advances to related parties, the advances from customers and current debt requirements.

Advance from customers was $70,711,357 as of June 30, 2013, a decrease of $6,563,970, or 8% compared to $77,275,327 as of December 31, 2012. During the six months ended June 30, 2013, two major customers decreased approximately $15.5 million deposits in aggregate in the Company’s account. The sales prices of steel products are fluctuated daily. Timing of buying and selling is one of the keys for profit. In order to ensure availability of the Company’s products in the event that the prices of steel products go up, the customers will deposit certain amounts of money in the Company’s account. Advances from customers are short term in nature and are interest free. If the deterioration of steel market continues and the sales prices are further decreased, some of the customers may recall their deposits. If it happens, it will have a negative impact on the Company’s cash flows and the Company may look for debt or equity financing if needed, after taking into consideration the impact of the advances to related parties, accounts payable and current debt requirements.

Net cash provided by operating activities was $53,899,261 for the six months ended June 30, 2013, an increase of $19,046,984, or 55%, compared to $34,852,277 for the comparable period of 2012. The increase was due to the increase in adjustment of change in working capital components offset by the decrease of net income of $4,132,242. The changes in working capital components primarily contributing to the increase in cash flow provided in operating activities were: (i) a decrease in advance to related parties ($81,478,823 decrease in 2013 and $83,568,612 increase in 2012), offset by (ii) a decrease in accounts payable ($36,228,798 decrease in 2013 and $67,605,548 increase in 2012), (iii) a decrease in advances from customers ($7,670,020 decrease in 2013 and $17,293,865 increase in 2012), (iv) an increase in accounts receivable ($2,117,566 increase in 2013 and $8,715,479 decrease in 2012), (v) an increase in inventory ($1,934,161 increase in 2013 and $2,196,447 decrease in 2012).

Net cash used in investing activities was $19,898,160 and $8,442,814, respectively, in the six months ended June 30, 2013 and 2012, an increase of $11,455,346, or 136%. Those expenditures were primarily related to the construction of steel wire production lines and replacement, or modification of current production line equipment.

Net cash used in financing activities was $33,823,829 in the six months ended June 30, 2013 as compared to $27,902,367 in the same period in 2012, an increase of $5,921,462 or 21%.  In the six months ended June 30, 2013, the Company repaid an aggregate of $16,159,500 and renewed and borrowed an aggregate of $16,159,500 from Raiffeisen Bank pursuant to a revolving loan agreement (the “Raiffeisen Loan Agreement”) with Raiffeisen Bank signed on June 28, 2011 and amended on July 23, 2012 and September 18, 2012 subsequently. The Amended Agreement II (as defined herein below) provides for a revolving credit facility in an aggregate principal amount of $16,159,500 (RMB 100,000,000) which shall be used as working capital only and could not exceed 180 days. The Company repaid a $3,070,305 (RMB 19,000,000) short-term borrowing and borrowed same amount from Credit Union in the six months ended June 30, 2013. The Company acquired a letter of credit loan from the Industrial and Commercial Bank of China (“ICBC”) in the amount of $1,551,312 and repaid $3,910,599 in the six months ended June 30, 2013. The Company repaid $31,834,215 to customer financing and received $696,313 customer financing in the six months ended June 30, 2013. The Company paid $326,640 to related parties for obligation under capital lease in the six months ended June 30, 2013. Net cash used in financing activities was 27,902,367 in six months ended June 30, 2012. The Company repaid an aggregate of $37,972,800 and renewed and borrowed an aggregate of $28,479,600 from Raiffeisen Bank pursuant to a revolving loan agreement. The Company repaid $3,006,180 (RMB 19,000,000) to Credit Union and acquired same amount of $3,006,180 from Credit Union. The Company received a short term loan of $1,423,980 (RMB 9,000,000) from Credit Union and returned this short term loan in April 2012. During six months ended June 30, 2012, the Company repaid equipment loans of $16,513,794 to Hongrong. The Company received $2,667,589 short term loan from related parties and returned $3,616,909 to related parties. The Company made $1,898,640 deposit to bank as additional collateral for bank notes payable. The Company paid $297,351 to obligation under capital lease in 2012.

Short-term Borrowings

Bank Notes Payable

The bank notes payable do not have a stated interest rate, but carry a specific due date usually within six months. These notes are negotiable documents issued by financial institutions on the Company’s behalf to vendors. These notes can either be endorsed by the vendor to other third parties as payment, or prior to becoming due, factored to other financial institutions. These notes are short-term in nature, and as such, the Company does not calculate imputed interest with respect to them. These notes are collateralized by the Company’s restricted bank deposits. The Company has to maintain 100% or 50% of the balance of the bank notes payable to ensure future credit availability.

Bank Loans Payable

Bank loans at June 30, 2013 and December 31, 2012 consisted of the following:

		2013	2012
To Credit Union
Interest at 11.40%, payable September 24, 2013	(a)	$3,095,860	$3,049,690
Interest at 7.28%, payable April 7, 2013	(b)	-	3,049,690
Interest at 7.28%, payable October 10, 2013	(b)	3,095,860	-
To Raiffeisen Bank International AG Beijing Branch
Interest at 7.31%, due varied from January to February 2013	(c)	-	16,051,000
Interest at 7.31%, due varied from July to August 2013	(c)	16,294,000	-
To a ICBC Letter of Credit Loan
Interest at 0%, payable May 16, 2013	(d)	-	3,884,342
Interest at 6.44%, payable August 14, 2013	(e)	1,564,224	-
Total Short Term Bank Loans		$24,049,944	$26,034,722

 (a) The Company borrowed $3,095,860 (RMB 19,000,000 translated at June 30, 2013 exchange rate) loan on September 25, 2012. The loan is a “working capital” loan that bears interest at 11.40% per annum and due on September 24, 2013. The loan is secured by the equipment of Hongrong, a related party.

 (b) On October 8, 2012 the Company received a $3,049,690 (RMB 19,000,000 translated at December 31, 2012 exchange rate) short-term borrowing from Credit Union. The loan was a “working capital” loan that bore interest at 7.28% per annum and was due by April 7, 2013. On April 7, 2013, the Company repaid a $3,049,690 (RMB 19,000,000) short-term borrowing and borrowed $3,095,860 (RMB 19,000,000 translated at June 30, 2013 exchange rate). New borrowing bears interest at 7.28% per annum and is due by October 10, 2013. The loan was secured by the equipment of Hongrong, a related party.

 (c) On September 18, 2012, Hongri entered into a second amendment agreement (the “Amendment Agreement II”) with Raiffeisen Bank. The Amendment Agreement II provides for a revolving credit facility in an aggregate principal amount of $16,294,000 (RMB 100,000,000 translated at June 30, 2013 exchange rate) which is used as working capital only. Each borrowing could not exceed 180 days or days the Bank agreed during the Amendment Agreement period. The Amendment Agreement II is to be terminated on January 31, 2014.

Current loan balance of $16,294,000 (RMB 100,000,000 translated at June 30, 2013 exchange rate) was renewed from the end of January and the beginning of February 2013 and was due varied from July to August 2013. During July 2013, the Company renewed $16,294,000 credit line to January 2014 in the same term.

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

The borrowings are secured substantially by the following: all machinery and equipment of Hongri acquired before 2012. The net value of these machinery and equipment is approximately $159 million as of December 31, 2012, a security deposit of $1,629,400 (RMB 10,000,000) into the Raiffeisen bank as a collateral; corporate guaranty from YBS group, a majority shareholder of Hongri; and personal guaranty from Mr. Beifang Liu, Chairman of YBS group and Mr. Shenghong Liu, Chairman and Chief Executive Officer of the Company.

(d) On December 4, 2012, the Company borrowed a $3,884,342 (RMB 24,200,000 translated at December 31, 2012 exchange rate) short-term collateral loan from Industrial and Commercial Bank of China (“ICBC”). The loan was collaterated by a letter of credit in the same amount held by the Company, which was recorded as other assets in the balance sheet. The collateral loan was interest free and repaid by Mary 15, 2013.

(e) On February 26, 2013, the Company borrowed a $1,564,224 (RMB 9,600,000 translated at June 30, 2013 exchange rate) short-term loan from ICBC. The loan is collaterated by a letter of credit in the same amount held by the Company, which is recorded as other assets in the balance sheet. The loan bears interest at 6.44% per annum and due by August 15, 2013.

Short Term Loan Payable – Related Party

On June 28, 2012, the Company borrowed $162,940 (RMB 1,000,000) from Mr. Beifang Liu, director of the Company, and $651,760 (RMB 4,000,000) from Mr. Maisheng Liu, brother of the CEO of the Company. These payables are interest free and due on demand.

The weighted average short term loan balance consisting of financial institution and private loans and Binchang Liu, Beifang Liu and Maisheng Liu loans was $13,171,418 and $18,174,535 for the six months ended June 30, 2013 and 2012, , respectively. The weighted average interest rate for short term loan was 7.43% and 8.81% for the six months ended June 30, 2013 and 2012, respectively.

Credit Guarantee to Customers and Customer financing

The Company is sometimes requested to provide a short term credit guarantee to vendors or customers for them to get bank loans or bank notes during the routine of business. As of June 30, 2013, the Company’s credit guarantee to vendors or customers totaled to $32,913,880 (RMB 202,000,000 translated at June 30, 2013 exchange rate). Among the amount of credit guarantee, $9,776,400 (RMB 60,000,000 translated at June 30, 2013 exchange rate) was to a related party, who supplies coke and electricity to the Company.

The customers who received bank loans guaranteed by the Company will advance cash receipt from the bank to the Company as a prepayment for the goods. The Company will record such prepayment as “customer financing” until advanced customer prepayment be returned to the customers or Company’s products be delivered to the customers. As of June 30, 2013 and December 31, 2012, the customer financing was $702,108 and $31,620,470, respectively.

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

Off-Balance Sheet Arrangements

The Company is sometimes requested to provide a short term credit guarantee to vendors or customers for them to get bank loans or bank notes during the routine of business. As of June 30, 2013, the Company’s credit guarantee to vendors or customers totaled to $32,913,880 (RMB 202,000,000 translated at June 30, 2013 exchange rate). Among the amount of credit guarantee, $9,776,400 (RMB 60,000,000 translated at June 30, 2013 exchange rate) was to a related party, who supplies coke and electricity to the Company.

Contractual Obligations

At June 30, 2013, our significant contractual obligations were as follows:

	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Equipment loan	$2,928,595	$1,104,423	$-	$-	$4,033,018
Capital Leases	683,615	1,526,250	1,380,474	2,494,288	6,084,627
Interest on Capital Leases	462,398	765,776	525,960	2,275,085	4,029,219
Interest on Equipment loan	201,651	55,221	-	-	256,872
Bank loans	24,049,944				24,049,944
	$28,326,203	$3,451,670	$1,906,434	$4,769,373	$38,453,680

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

Changes in Internal Control over Financial Reporting

During the period ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this quarterly report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Information about risk factors for the three months ended June 30, 2013, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2012 Annual Report on Form 10-K.

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

* Filed herewith.

** Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA INDUSTRIAL STEEL INC.

Dated: August 14, 2013	By:	/s/ Liu Shenghong
Liu Shenghong
Chief Executive Officer and Chairman
(Chief Executive Officer)

Dated: August 14, 2013	By:	/s/ Xiaolong Zhou
Xiaolong Zhou
Chief Financial Officer
(Principal Accounting and Financial Officer)