Form 10-Q
period 2013-09-30
China Industrial Steel Inc.
filed 2013-11-14
CIK 1510871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 73,620,391 shares of common stock are issued and outstanding as of November 13, 2013.

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

ITEM 1. FINANCIAL STATEMENTS.
CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (IN US DOLLARS)
(UNAUDITED)

	September 30	December 31,
	2013	2012
ASSETS
Current Assets:
Cash	$2,380,671	$1,710,887
Bank notes receivable	2,271,305	979,111
Accounts receivables, net	13,677,181	9,639,396
Accounts receivables - related parties	4,781,683	-
Inventories, net	18,187,580	11,585,277
Advances to suppliers, net	15,308,589	2,372,693
VAT recoverable	29,931,075	32,208,807
Advances to related parties	124,317,700	183,797,203
Deferred income tax assets	611,254	-
Other current asset	163,400	3,884,342
Total Current Assets	211,630,438	246,177,716

Machinery and Equipment, Net	110,626,078	101,450,993
Machinery and Equipment - acquired from related parties, Net	80,051,427	85,471,360
Total Machinery and Equipment, Net	190,677,505	186,922,353

Other Assets:
Restricted cash	5,882,400	5,778,360
Land use rights and buildings under capital leases	4,553,077	4,985,732
Total Other Assets	10,435,477	10,764,092

TOTAL ASSETS	$412,743,420	$443,864,161

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$55,941,601	$92,228,161
Accounts payable - related parties	3,747,798	1,833,558
Accrued liabilities	2,783,099	3,123,315
Taxes payables	1,564,983	2,427
Bank loans payable	22,549,200	26,034,722
Bank notes payable	5,392,200	5,296,830
Equipment loan payable - related parties - current	2,936,862	2,884,919
Current obligations under capital leases - related parties - current	698,029	648,893
Short term loan payable - related party	163,400	802,550
Customer financing	19,117,800	31,620,470
Advances from customers	87,399,776	77,275,327
Total Current Liabilities	202,294,748	241,751,172

Long Term Liabilities:
Equipment loan payables - related parties - non current	1,107,541	1,087,952
Obligation under capital leases - related parties - non current	5,238,631	5,669,438
Total Long Term Liabilities	6,346,172	6,757,390

TOTAL LIABILITIES	208,640,920	248,508,562

Commitments and Contingencies

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Blank Check Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 980,000,000 authorized, 73,620,391 and 73,620,391 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	7,362	7,362
Paid-in capital	16,417,235	16,417,235
Statutory reserves	6,530,869	6,530,869
Retained earnings	161,310,448	156,124,507
Accumulated other comprehensive income	19,836,586	16,275,626
Total Stockholders' Equity	204,102,500	195,355,599
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$412,743,420	$443,864,161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (IN US DOLLARS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Sales to customers	$182,482,721	$162,539,814	$530,297,073	$475,334,300
Sales to related parties	6,111,694	7,010,402	27,387,473	16,816,933
Total Revenues	188,594,415	169,550,216	557,684,546	492,151,233

Cost of Revenue
Cost of Revenue - non-related parties	87,889,927	72,622,372	201,904,677	197,528,829
Cost of Revenue - related parties	94,027,016	99,305,592	340,621,123	283,719,169
Total Cost of Revenue	181,916,943	171,927,964	542,525,800	481,247,998

Gross Profit	6,677,472	(2,377,748)	15,158,746	10,903,235

Selling and General and Administrative Expenses
Selling and General and Administrative Expenses - non-related parties	1,598,783	579,364	3,230,720	1,940,420
Selling and General and Administrative Expenses - related parties	257,757	165,787	772,282	1,048,696
Total Selling and General and Administrative Expenses	1,856,540	745,151	4,003,002	2,989,116

Income From Operations	4,820,932	(3,122,899)	11,155,744	7,914,119

Other Income (Expenses)
Interest and other income	55,592	137,276	109,265	191,885
Interest expense	(847,765)	(584,983)	(3,334,508)	(2,451,068)
Interest expense - related parties	(172,575)	(177,674)	(514,205)	(1,464,263)
Total Other Income (Expenses)	(964,748)	(625,381)	(3,739,448)	(3,723,446)

Income from operation before income tax	3,856,184	(3,748,280)	7,416,296	4,190,673
Provision for income tax	1,092,562	-	2,230,355	1,384,392
Net Income	2,763,622	(3,748,280)	5,185,941	2,806,281

Earnings Per Share - Basic and Diluted	$0.04	$(0.05)	$0.07	$0.04
Weighted Average Shares Outstanding - Basic and Diluted	73,620,391	73,620,391	73,620,391	73,585,924

Other Comprehensive Income:
Foreign currency translation gain	570,656	2,042,302	3,560,960	243,850
Comprehensive Income	$3,334,278	$(1,705,978)	$8,746,901	$3,050,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US DOLLARS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	2013	2012

Cash Flows from Operating Activities:
Net Income	$5,185,941	$2,806,281
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision (reduction) for allowance for doubtful accounts receivable	811,654	(225,900)
Allowance for doubtful advances to suppliers	1,052,818	860,201
Depreciation	21,558,680	18,870,122
Amortization of land use rights and buildings under capital leases	518,427	505,063
Common stock issued for services	-	117,499
Deferred income tax	(611,254)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivables	(4,648,850)	14,929,348
Increase in accounts receivables - related parties	(4,745,103)	-
(Increase) decrease in bank notes receivable	(1,264,815)	2,104,142
(Increase) decrease in inventories	(6,344,797)	6,325,459
Increase in advances to suppliers	(13,841,277)	(281,797)
Decrease (increase) in VAT recoverable	2,835,794	(8,048,709)
Decrease in other current assets	3,761,880	-
Decrease (increase) in advances to related parties	62,308,461	(140,477,692)
(Decrease) increase in accounts payable	(37,656,845)	73,122,036
Increase in accounts payable - related parties	1,866,835	474,397
Decrease in accrued liabilities	(393,419)	(205,294)
Increase in advances from customers	8,666,291	72,227,077
Increase (decrease) in taxes payables	1,550,559	(1,840,346)
Net Cash Provided by Operating Activities	40,610,980	41,261,887

Cash Flows from Investing Activities:
Capital expenditures	(21,780,372)	(11,493,538)
Net Cash Used in Investing Activities	(21,780,372)	(11,493,538)

Cash Flows from Financing Activities:
Proceeds from bank loans	40,148,340	68,701,153
Repayment of bank loans	(44,072,370)	(83,092,220)
Proceeds from customer financing	19,117,800	-
Repayment of customer financing	(31,620,470)	-
Proceeds from short term loan - related parties	-	2,663,374
Repayment of short term loan - related parties	(648,600)	(3,611,194)
Repayment of equipment loan - related parties	-	(16,487,701)
Payment of obligation under capital lease - related parties	(491,643)	(445,322)
Deposit of restricted cash	-	1,895,640
Net Cash Used in Financing Activities	(17,566,943)	(30,376,270)

Effect of Exchange Rate Changes on Cash	(593,881)	(29,135)
Net Increase (Decrease) in Cash and Cash Equivalents	669,784	(637,056)
Cash - Beginning of the Period	1,710,887	1,737,495

Cash - End of the Period	$2,380,671	$1,100,439

Supplemental Cash Flow Information:
Interest Paid	$3,715,585	$3,880,343
Income taxes	$1,074,723	$2,986,552

Supplemental Schedule of Non-Cash Investing Activities:
Repayment of equipment loan payable - related parties by offsetting previous advances to related parties	$-	$(41,892,031)
Construction in progress paid by related party	$-	$9,450,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA INDUSTRIAL STEEL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

Inventories

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market. Costs of inventories include the purchase price and related manufacturing costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is expected to be below cost through the expected selling cycle and also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

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

The foreign exchange rates used in the translation were as follows:

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2013	2012	2013	2012	2012
RMB/US$ exchange rate	$0.1634	$0.1591	$0.1634	$0.1591	$0.1605
Average RMB/US$ exchange rate	0.1633	0.1575	0.1622	0.1580	0.1585

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

Risks and Uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company’s business and financial condition may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation. The current management team (specifically the CEO) of the Company and the majority owner of the Company through YBS are also the majority owners of the controlled variable interest entity in the PRC, Hongri. The US parent company (or CIS) only controls Hongri through certain agreements which obligated CIS to absorb a majority of expected losses of Hongri or  enabled CIS  to receive a majority residual returns from Hongri and granted CIS the power to direct the activities of Hongri that most significantly impact Hongri’s economic performance. As such, there is a risk that the majority shareholders of the Company and, or Hongri could cancel these agreements. If such action was to be taken, the Company would no longer retain control of Hongri, the operating subsidiary. Although the Company has not experienced losses from these risks and believes that they are in compliance with existing laws and regulations including the organization and structure disclosed in Note 1, this may not be indicative of future results. In addition, the management of the Company currently intends reinvest all of the income of Hongri for strategic expansion purpose and CIS will not receive Hongri’s profit directly for the foreseeable future.

The Company has significant exposure to the fluctuation of raw materials and energy. The Company does not enter into any commodity contracts or other financial derivatives to hedge these risks. In addition, the Company is subject to the cyclical nature of the steel industry and the current economic and political environment as it relates to steel production in China. There are many factors of the business which are impacted by prevailing market conditions, specifically, a change in the raw material and energy product pricing environment, rise or decline, will influence inventory levels, purchasing decisions and will, ultimately, all have an impact on the Company’s gross profit and operating results. Excessive steel production capacities, lack of demand for steel products and higher iron ore, coking coal and other material costs are major challenges that the Chinese steel industry can occur and have begun to be encountered by the Company. In addition, a significant portion of the Company’s assets have been advanced to a related party supplier (see Note 11). These advances have been or are expected to be used to purchase raw materials for production of molten iron, which is a major raw material of the Company, equivalent to 9 weeks of cost of molten iron used by the Company currently. In the event that the steel products market demand is lower, or there are further price reductions on raw materials already purchased, such asset could be impaired and/or the gross profit margin may be negatively impacted.

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

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property. These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available. As of September 30, 2013, the Company has not experienced any uninsured losses from injury to others or other losses.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carrforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed consolidated financial position and results of operations.

Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

3.	Bank Notes Receivable

Bank notes receivable are highly liquid negotiable instruments issued by banks in the PRC on behalf of Hongri’s customers. These notes typically have maturities between one to six months. With these bank notes, The Company can: (a) redeem the notes for face value at maturity, (b) endorse the notes to the Company’s vendors as a form of payment instrument at full value, or (c) factor the notes to a bank. In the event that the Company factors these notes to a bank, it will record as interest expense the difference between cash received and the face value of the note. The Company believes all of the notes are fully realizable as of September 30, 2013 and December 31, 2012, respectively and none have been factored during the periods.

4.	Accounts Receivable

Accounts receivable at September 30, 2013 and December 31, 2012 consisted of the following:

	2013	2012
Accounts receivable	$14,743,383	$9,880,791
Allowance for doubtful accounts	(1,066,202)	(241,395)
Accounts receivable, net	13,677,181	9,639,396
Accounts receivable - related parties	4,781,683	-
Accounts receivable, total	$18,458,864	$9,639,396

5.	Inventories

Inventories at September 30, 2013 and December 31, 2012 consisted of the following:

	2013	2012
Raw materials	$1,488,201	$405,113
Finished products	10,788,366	5,919,991
Spare parts	5,911,013	5,260,173
Total	$18,187,580	$11,585,277

6.	Machinery and Equipment, Net

Machinery and equipment stated at cost less accumulated depreciation at September 30, 2013 and December 31, 2012 consisted of the following:

	2013	2012
Machinery and equipment	$284,802,229	$262,788,674
Auxiliary facilities	15,773,861	3,059,109
Transportation equipment	585,388	570,219
Office equipment	44,210	43,428
Electronic equipment	59,759	58,702
Subtotal	301,265,447	266,520,132
Accumulated depreciation	(120,265,470)	(96,960,996)
Construction in progress	9,677,528	17,363,217
Total	$190,677,505	$186,922,353

In 2013, an aggregate of $10,790,829, including equipment and related auxiliary facilities valued at cost, was transferred from construction in progress to fixed assets after testing of production. Those equipment and auxiliary facilities were used in the second steel wire production line.

7.	Restricted Cash

Restricted cash at September 30, 2013 and December 31, 2012 consisted of the following:

	2013	2012
Bank deposit as part of collateral to bank notes payable	$4,248,400	$4,173,260
Bank deposit as part of collateral to working capital loan	1,634,000	1,605,100
Total	$5,882,400	$5,778,360

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

8.	Obligations Under Capital Leases – Related Parties

The Company accounts for its related party leases with YBS and its affiliates as capital leases under ASC 840 “Leases” because the length of the terms of all leases can be extended or renewed whenever the current term is due. Therefore, the leases meet the requirement for capitalization of assets as the term is expected to be greater than 75% of the useful life of the asset. The terms of the leases were based on YBS’s costs and structured without significant built in profit. The value of the capitalized assets has been calculated to be the present value of all lease payments over the stated term using the Company’s bank borrowing rates.

In December 2007, the Company entered into a lease agreement with YBS Group to lease 956 mu (approximately 157.5 acres) of land as its manufacturing site. The rent for the first three years was waived per lease agreement. The annual lease payment is $234,389 (RMB 1,434,450) which commenced in 2011. The lease is set to expire on December 31, 2037. The present value of the total lease payments at inception was $2,075,694 (RMB 12,703,147 at the current exchange rate), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2007, the Company entered into a lease agreement with YBS Group to lease the manufacturing building of Plate-Rolling I. The annual lease payment is $575,529 (RMB 3,522,211) commencing on January 1, 2008. The lease is set to expire on December 31, 2017. The present value of the total lease payments at inception was $3,891,636 (RMB 23,816,623 at the current exchange rate), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2007, the Company entered into a lease agreement with Hongrong, a related party, to lease the manufacturing building of Steel-Making I. The annual lease payment is $197,831 (RMB 1,210,716) commencing on January 1, 2008. The lease is set to expire on December 31, 2017. The present value of the total lease payments at inception was $1,337,701 (RMB 8,186,666 at the current exchange rate), which was calculated with a discount rate of 7.83%, a PRC long term borrowing rate in December 2007.

In November 2009, the Company entered into a lease agreement with YBS Group to lease the manufacturing building of Steel-Making II. The annual lease payment is $17,560 (RMB 107,469) commencing on January 1, 2010. The lease is set to expire on December 31, 2019. The present value of the total lease payments at inception was $129,609 (RMB 793,198 at the current exchange rate), which was calculated with a discount rate of 5.94%, a PRC long term borrowing rate in December 2009.

In November 2009, the Company entered into a lease agreement with Hongrong to lease the manufacturing building of Bar-Rolling III. The annual lease payment is $123,939 (RMB 758,503) commencing on January 1, 2010. The lease is set to expire on December 31, 2019. The present value of the total lease payments at inception was $914,803 (RMB 5,598,552 at the current exchange rate), which was calculated with a discount rate of 5.94%, a PRC long term borrowing rate in December 2009.

As of September 30, 2013, future minimum rental payments applicable to the above non-cancelable capital leases with remaining terms in excess of one year were as follows:

September 30,	Capital Leases
2014	$1,149,248
2015	1,149,248
2016	1,149,248
2017	1,149,248
2018	569,228
Thereafter	4,688,866
Total minimum lease payments	9,855,086
Less amount representing interest	(3,918,426)
Present value of net minimum lease payments	5,936,660
Less current obligations	(698,029)
Long-term obligations	$5,238,631

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

Bank Loans Payable

Bank loans at September 30, 2013 and December 31, 2012 consisted of the following:

		2013	2012
To Credit Union
Interest at 11.40%, payable September 24, 2013	(a)	$-	$3,049,690
Interest at 11.40%, payable September 2, 2014	(a)	3,104,600
Interest at 7.28%, payable April 7, 2013	(b)	-	3,049,690
Interest at 7.28%, payable October 10, 2013	(b)	3,104,600	-
To Raiffeisen Bank International AG Beijing Branch
Interest at 7.31%, due varied from January to February 2013	(c)	-	16,051,000
Interest at 7.31%, due varied from December 2013 to January 2014	(c)	16,340,000	-
To a ICBC Letter of Credit Loan
Interest at 0%, payable May 16, 2013	(d)	-	3,884,342
Interest at 6.44%, payable August 14, 2013	(e)	-	-
Total Short Term Bank Loans		$22,549,200	$26,034,722

(a) The Company borrowed $3,049,690 (RMB 19,000,000 translated at December 31, 2012 exchange rate) loan on September 25, 2012 from the Credit Union. The loan was a “working capital” loan that bore interest at 11.40% per annum and due on September 24, 2013. The loan was repaid on September 3, 2013. Immediately after the repayment, the Company borrowed $3,104,000 (RMB 19,000,000 translated at September 30, 2013 exchange rate) from the Credit Union. The new loan bears interest at 11.40% per annum and due on September 2, 2014. The loan borrowed from the Credit Union is secured by the equipment of Hongrong, a related party.

(b) On October 8, 2012 the Company received a $3,049,690 (RMB 19,000,000 translated at December 31, 2012 exchange rate) short-term borrowing from Credit Union. The loan was a “working capital” loan that bore interest at 7.28% per annum and was due by April 7, 2013. On April 7, 2013, the Company repaid RMB 19,000,000 short-term borrowing and borrowed same amount from Credit Union. The new borrowing of $3,104,600 (RMB 19,000,000 translated at September 30, 2013 exchange rate) bore interest at 7.28% per annum and due by October 10, 2013. On October 8, 2013, the Company repaid RMB 19,000,000 short-term borrowing and borrowed same amount from Credit Union on October 10, 2013, which is due by April 10, 2014. The borrowing from the Credit Union is secured by the equipment of Hongrong, a related party.

(c) On September 18, 2012, Hongri entered into a second amendment agreement (the “Amendment Agreement II”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The Amendment Agreement II provides for a revolving credit facility in an aggregate principal amount of $16,051,000 (RMB 100,000,000 translated at December 31, 2012 exchange rate). The borrowing from Raiffeisen bank is for working capital only. Each borrowing could not exceed 180 days or days the Bank agreed during the Amendment Agreement period. The Amendment Agreement II is to be terminated on January 31, 2014.

From the end of January and the beginning of February 2013, the Company repaid the loans borrowed from Raiffeisen in 2012 and re-borrowed same amount (RMB 100,000,000) immediately after repayment. The borrowing was due varied from July to August 2013. Current loan balances of $16,340,000 (RMB 100,000,000 translated at September 30, 2013 exchange rate) were renewed from July to August 2013 and are due varied from December 2013 and January 2014.

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

The Raiffeisen borrowings are secured substantially by the following: all machinery and equipment of Hongri acquired before 2012. The net value of these machinery and equipment is approximately $159 million as of December 31, 2012, a security deposit of $1,634,000 (RMB 10,000,000) into the Raiffeisen bank as a collateral; corporate guaranty from YBS group, a majority shareholder of Hongri; and personal guaranty from Mr. Beifang Liu, Chairman of YBS group and Mr. Shenghong Liu, Chairman and Chief Executive Officer of the Company.

(d) On December 4, 2012, the Company borrowed a $3,884,342 (RMB 24,200,000 translated at December 31, 2012 exchange rate) short-term collateral loan from Industrial and Commercial Bank of China (“ICBC”). The loan was collaterated by a letter of credit in the same amount held by the Company, which was recorded as other assets in the balance sheet. The collateral loan was interest free and repaid by May 15, 2013.

(e) On February 26, 2013, the Company borrowed a $1,564,224 (RMB 9,600,000 translated at June 30, 2013 exchange rate) short-term loan from Industrial and Commercial Bank of China (“ICBC”). The loan was collaterated by a letter of credit in the same amount held by the Company, which was recorded as other assets in the balance sheet. The loan bore interest at 6.44% per annum and due by August 15, 2013. The Company paid in full.

Short Term Loan Payable – Related Party

On June 28, 2012, the Company borrowed $163,400 (RMB 1,000,000) from Mr. Beifang Liu, director of the Company, and $653,600 (RMB 4,000,000) from Mr. Maisheng Liu, brother of the CEO of the Company. These payables are interest free and due on demand. The Company repaid $653,600 (RMB 4,000,000) loan from Mr. Maisheng Liu during the third quarter of 2013.

The weighted average short term loan balance consisting of financial institution loans and Binchang Liu, Beifang Liu and Maisheng Liu loans was $19,039,874 and $24,051,181 for the nine months ended September 30, 2013 and 2012, respectively. The weighted average interest rate for short term loan was 7.42% and 8.77% for the nine months ended September 30, 2013 and 2012, respectively.

Credit Guarantee to Customers and Customer financing

The Company is sometimes requested to provide a short term credit guarantee to vendors or customers for them to get bank loans or bank notes during the routine of business. As of September 30, 2013, the Company’s credit guarantee to vendors or customers totaled to $33,006,800 (RMB 202,000,000 translated at September 30, 2013 exchange rate). Among the amount of credit guarantee, $9,804,000 (RMB 60,000,000 translated at September 30, 2013 exchange rate) was to a related party, who supplies coke and electricity to the Company.

The customers who received bank loans guaranteed by the Company may advance cash receipt from the bank to the Company as a prepayment for the goods. The Company will record such prepayment as “customer financing” until advanced customer prepayment be returned to the customers or Company’s products be delivered to the customers. As of September 30, 2013 and December 31, 2012, the customer financing was $19,117,800 and $31,620,470, respectively.

10.	Taxes Payable

Tax payables at September 30, 2013 and December 31, 2012 consisted of:

	2013	2012
PRC corporation income tax	$1,543,310	$-
Other taxes payable	21,673	2,427
Total	$1,564,983	$2,427

See Note 13.

11.	Related Party Transactions

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

As of September 30, 2013 and December 31, 2012, advances to related parties and accounts payable - related parties consisted of:

Advances to Related Parties

Name of related parties	2013	2012
Hongrong	$119,415,700	$183,633,559
Wu’an Yeijin Iron Co. Ltd	4,902,000	-
Cement Plant	-	163,644
Total Advances to Related Parties	$124,317,700	$183,797,203

Accounts Payable - Related Parties

Name of related parties	2013	2012
Baoye	$(3,744,560)	$(1,830,377)
Ore Treatment	(3,238)	(3,181)
Total Accounts Payable - Related Parties	$(3,747,798)	$(1,833,558)

YBS Group is a parent company. It provides various services to the subsidiary companies, such as market and industrial information, public relationship, various government agents’ relationship, coordination of the production and purchase for subsidiaries and so on. YBS group charged a service fee based on applicable itemized expenses and fixed service fee. Commencing in 2010, YBS Group charged 0.1% of current year revenue of Hongri as a fixed service fee. Service fees consisted of management salaries, training, consultations, common areas charges and other fees. Management believes that 0.1% of revenue is a reasonable charge method. The Company estimated that this service fee would be similar or marginally higher if the same services had been provided by third parties. In addition to the fixed service fee, YBS will charge itemized service and expense to the Company if such service and expenses are incurred. The services fees were $257,757 and $165,787 for the three months ended September 30, 2013 and 2012, respectively, and $772,282 and $1,023,655 for the nine months ended September 30, 2013 and 2012, respectively. Among the services fees, an itemized expense in connection with the refinancing of loan from Raiffeisen Bank was $73,467 and $0 for the three months ended September 30, 2013 and 2012, respectively, and $218,903 and $560,254 for the nine months ended September 30, 2013 and 2012, respectively. Executive officers’ salaries were stand-alone expenses. Such expenses were $16,326 and $15,911 for the three months ended September 30, 2013 and 2012, respectively, and $48,643 and $47,531 for the nine months ended September 30, 2013 and 2012, respectively.

Purchases from related parties

Hongri purchased raw materials from the above-mentioned related parties and had advances and accounts payable to these related parties in the routine business operations. It is a common practice in China that a vendor or supplier requires an advance payment before the shipment of merchandise. The Company’s advances to the related parties enable these related parties to pay partial amounts in advance to their vendors or suppliers. The Company prefers Hongrong as its primary molten iron supplier. It will reduce the transportation cost and steel making cost because Hongrong is located nearby Hongri with a capacity to supply all molten iron needs for the production of Hongri. However, the Company may purchase part of its irons supplies from third parties in addition to purchase from Hongrong due to various business or production reasons. The balance of advances to Hongrong was $119,415,700 and $183,633,559 as of September 30, 2013 and December 31, 2012, respectively. The amount advanced to Hongrong approximated to 10 weeks and 18 weeks purchase of molten iron used in production, respectively, as of September 30, 2013 and December 31, 2012.

Accounts payable to related parties represents an unsettled amount in the normal course of business. These payables were short term in nature. Total payable to related parties was $3,747,798 and $1,833,558 as of September 30, 2013 and December 31, 2012, respectively.

For the three months ended September 30, 2013, the Company purchased $82,524,249 (225,271 metric tons) molten iron and steel iron and $10,855,531 gas, electricity and other materials from Hongrong. For the nine months ended September 30, 2013, the Company purchased $310,115,464 (837,858 metric tons) molten iron and $28,910,114 gas, electricity and other materials from Hongrong. For the three months ended September 30, 2012, the Company purchased $95,602,827 (246,092 metric tons) molten iron and $1,708,558 gas, electricity and other materials from Hongrong. For the nine months ended September 30, 2012, the Company purchased $269,643,744 (649,844 metric tons) molten iron and $14,586,473 gas, electricity and other materials from Hongrong.

The Company purchased $647,236 and $1,712,159 electricity from Baoye for the three and the nine months ended September 30, 2013, respectively.

Sales to related parties

During the three and nine months ended September 30, 2013, the Company sold $3,247,429 and $19,385,134 of its products to YBS Group, respectively. During the three and nine months ended September 30, 2012, the Company’s sales of its products to YBS Group were $4,660,167 and $8,871,871, respectively. YBS acts as a distributor of steel products for the Company and all sales are final. The only right of return is for defective steel products and the Company has not experienced any returns in the past years of operations. The steel products are picked up directly by YBS’ customers at which time the Company recognizes the sale. The Company has determined these sales should be recorded on a gross basis based on the following analysis: upon shipment all risks of ownership transfer to YBS’ customers and the Company does not bare any additional risks and YBS has all of the collection risk from its customers.

Accounts receivable from YBS Group were $2,426,163 and $0 as of September 30, 2013 and December 31, 2012, respectively.

During the three and nine months ended September, 2013, the Company sold $0 and $972,222 steel products to Hongrong. During the three and nine months ended September 30, 2012, the Company sold $343,455 and $3,833,650 steel products to Hongrong. The Company’s products sold to Hongrong were used in Hongrong’s blast furnace constructions and maintenance. The Company also sold $2,746,900 and $6,912,751 by-products to Hongong for the three and the nine months ended September 30, 2013, respectively, and $2,006,780 and $4,102,425 by-products to Hongrong for the three and nine months ended September 30, 2012, respectively, which were re-used in manufacturing of molten iron.

During three and nine months ended September 30, 2013, the Company sold $117,365and $117,365 steel products to Baoye. During three and nine months ended September 30, 2012, the Company sold $0 and $8,987 steel products to Baoye.

Equipment purchased from related parties

See Note 12 Equipment Loans Payable – Related Parties.

Loan from related party

See Note 9 Bank Notes, Bank Loan Payable and Short Term Loan Payable – Related Party

Leases from related parties

See Note 8 Obligations Under Capital Lease – Related Parties

12.	Equipment Loans Payable – Related Parties

Equipment loan payables – related parties at September 30, 2013 and December 31, 2012 consisted of:

Equipment Loans Payable	2013	2012
Equipment loan - YBS Group payable	$4,044,403	$3,972,871
Less: current portion	(2,936,862)	(2,884,919)
Long-term payable	$1,107,541	$1,087,952

On November 30, 2007, the Company purchased Plate-Rolling I production line and related auxiliary equipment from YBS Group at a price of $26,208,524 (RMB 191,163,559 translated at the historical exchange rate), which was at cost, and carryover basis of YBS group. YBS Group provided a 10 year seller-financed loan to the Company to finance the purchase. The loan bears interest at 5% per annum, and has a fixed repayment schedule at $2,936,863 (RMB 17,973,455 at the September 30, 2013 exchange rate) per annum (payable at the end of the year). During 2012, the Company repaid $14,983,023 (RMB 94,518,192 translated at the 2012 average rate) equipment loan to YBS group by offsetting its previous advanced fund to YBS group. The remaining unpaid loan balance was $4,044,403 (RMB 24,751,549 translated at the September 30, 2013 exchange rate) at September 30, 2013.

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

Equipment loan interest paid to YBS group was $50,512 and $150,506 for the three and nine months ended September 30, 2013, respectively, and $49,228 and $990,368 for the three and the nine months ended September 30, 2012, respectively.

Equipment loan interest paid to Hongrong was $0 in 2013, and $0 and $206,762 for the three and the nine months ended September 30, 2012, respectively.

13.	Income Tax

The provision for income tax arose from income tax incurred and or paid to the Chinese tax agent.

Hongri is subject to the PRC’s 25% standard enterprise income tax commencing on January 1, 2013. The income tax rate was 12.5%, 12.5%, 12.5%, 0% and 0% for 2012, 2011, 2010, 2009 and 2008, respectively, due to foreign investment enterprise exemption.

Nuosen is subject to the PRC’s 25% standard enterprise income tax.

Foreign pretax earnings were $3,902,943 for the three months ended September 30, 2013 and a loss of $3,679,977 for the three months ended September 30, 2012. Foreign pretax earnings were and $7,673,752 and $4,688,782 for the nine months ended September 30, 2013 and 2012, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. As of September 30, 2013, approximately $169,881,000 of accumulated unadjusted earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S federal corporation income tax rate of 34%, an additional tax of approximately $47,351,000 would have to be provided if such earnings were remitted currently.

The following table reconciled the US statutory rates to the Company’s effective rate for the three and the nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
US statutory tax rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in US	-34.0%	-34.0%	-34.0%	-34.0%
China income tax rate	25.0%	-	25.0%	29.5%
DTA valuation allowance	2.6%	-	4.3%	-
Non-deductible expenses	0.7%	-	0.8%	3.5%
Effective rate	28.3%	-	30.1%	33.0%

The components of deferred income tax asset were as follows:

Deferred Income Tax Asset
	September 30, 2013	December 31, 2012
Current Deferred Income Tax Asset:
Allowance for doubtful accounts	$236,376	$30,174
Allowance for inventory valuation	197,769	92,414
Allowance for forfeited advance to vendors	378,967	111,259
Accrued expenses - service fee	194,577	-
Accumulated valuation allowance - current	(396,435)	(233,847)
Net Current Deferred Income Tax Asset	611,254	-

Non-current Deferred Income Tax Asset
Accumulated depreciation for residual value of assets	878,701	587,200
WOFE NOL carry forward	104,904	84,996
US NOL carry forward	693,605	606,070
Accumulated valuation allowance - non-current	(1,677,210)	(1,278,266)
Net Non-current Deferred Income Tax Asset	-	-

Net Deferred Income Tax Asset	$611,254	$-

CIS and Northern were incorporated in the United States and have incurred net operating losses for income tax purposes in past years and the current period. As September 30, 2013, the Companies had loss carry forwards of approximately $2,040,000 for U.S. income tax purposes available for offset against future taxable U.S. income expiring in 2031 and 2032. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of September 30, 2013 was approximately $694,000.

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

The Company evaluated its tax positions, and as of September 30, 2013 and December 31, 2012. No uncertain tax position has been identified.

14.	Commitments and Contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, product liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. There were no known contingencies as of September 30, 2013 and December 31, 2012.

The Company is sometimes requested to provide a short term credit guarantee to vendors or customers for them to get bank loans or bank notes during the routine of business. As of September 30, 2013, the Company’s credit guarantee to vendors or customers totaled to $33,006,800 (RMB 202,000,000 translated at September 30, 2013 exchange rate). Among the amount of credit guarantee, $9,804,000 (RMB 60,000,000 translated at September 30, 2013 exchange rate) was to a related party, who supplies coke and electricity to the Company.

The customers who received bank loans guaranteed by the Company may advance cash receipt from the bank to the Company as a prepayment for the goods. The Company will record such prepayment as “customer financing” until advanced customer prepayment be returned to the customers or Company’s products be delivered to the customers. As of September 30, 2013 and December 31, 2012, the customer financing was $19,117,800 and $31,620,470, respectively.

15.	Major Vendors and Customers

For the three months ended September 30, 2013, 52% of the Company’s total purchase was from Hongrong, and 42% of the total purchase was from two (2) un-related third parties, each of which was 31% and 11%, respectively. For the three months ended September 30, 2012, 59% of the total Company’s purchase was from Hongrong, and 32% of the total purchase was from an unrelated party.

For the nine months ended September 30, 2013, 64% of the Company’s total purchase was from Hongrong, and 27% of the total purchase was from four (4) un-related third parties, each of which accounted for 10%, 7%, 5% and 5%, respectively. For the nine months ended September 30, 2012, 62% of the Company’s total purchase was from Hongrong, and 32% of the total purchase was from an unrelated party.

For the three months ended September 30, 2013, there were four (4) major customers that accounted for approximately 35% of the Company’s total sales, 10%, 10%, 8% and 7%, respectively. For the three months ended September 30, 2012, there were two (2) major customers that accounted for approximately 48% of the Company’s total sales, 25% and 23%, respectively.

For the nine months ended September 30, 2013 and 2012, there were two (2) major customers that accounted for an aggregate of approximately 31% and 42% of the Company’s total sales, respectively. Each of the major customer accounted 16% and 15% of total sales for the nine months ended September 30, 2013, and 22% and 20% of total sales for the nine months ended September 30, 2012, respectively.

16.	Major Products Lines

The Company operates in one industry segment and in one geographic region, which is the PRC. Revenues and costs of goods sold by major products for the three and the nine months ended September 30, 2013 and 2012 consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Major Products	Revenues	Revenues	Revenues	Revenues
Steel plates	$105,987,228	$68,888,563	$299,011,600	$234,481,468
Steel bars/steel wires	78,302,616	79,207,594	247,840,951	184,161,945
Steel billets	-	17,691,200	-	64,758,880
Byproducts and others	4,304,571	3,762,859	10,831,995	8,748,940
Total Revenues	$188,594,415	$169,550,216	$557,684,546	$492,151,233

Costs of Revenue	2013	2012	2013	2012
Steel plates	$104,150,116	$74,576,323	$296,081,935	$241,787,579
Steel bars/steel wires	77,085,447	79,810,988	244,587,052	178,480,622
Steel billets	-	17,230,547	-	59,539,101
Others	681,380	310,106	1,856,813	1,440,696
Total Cost of Revenue	$181,916,943	$171,927,964	$542,525,800	$481,247,998

Gross Profit Margin	2013	2012	2013	2012
Steel plates	1.73%	-8.26%	0.98%	-3.12%
Steel bars/steel wires	1.55%	-0.76%	1.31%	3.08%
Steel billets	-	2.60%	-	8.06%
Total Gross Profit Margin	1.66%	-3.52%	1.13%	0.74%

	2013	2012	2013	2012
Major Products	Metric Ton	Metric Ton	Metric Ton	Metric Ton
Steel plates	223,752	146,689	616,450	443,065
Steel bars/steel wires	166,482	164,331	518,113	345,902
Steel billets	-	35,957	-	121,559
Total Metric Tons	390,234	346,977	1,134,563	910,526

17.   Subsequent Events

On October 8, 2013, the Company repaid a $3,104,600 (RMB 19,000,000) short-term borrowing and borrowed same amount from Credit Union on October 10, 2013, which is due on April 10, 2014.

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

The Entrusted Agreements empower CIS, through Northern and Nuosen, with the ability to control and substantially influence Hongri’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholders’ approval. As a result of these entrusted agreements, which obligate CIS to absorb a majority of expected losses of Hongri and enable CIS to receive a majority of expected residual returns from Hongri and because CIS has the power to direct the activities of Hongri that most significantly impact Hongri’s economic performance, CIS, through its wholly-owned subsidiaries, accounts for Hongri as its Variable Interest Entity (“VIE”) under Accounting Standards Codification (“ASC”) subtopic 810-10-05-8, “Consolidation of VIEs”. Accordingly, CIS consolidates Hongri’s operating results, assets and liabilities. The management of the Company currently intends reinvest all of the income of Hongri for strategic expansion purpose and CIS will not receive Hongri’s profit directly for the foreseeable future.

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

CIS through Nuosen and Hongri produces and sells steel plates, steel wires and steel billets in China. The Company currently operates from its headquarters on approximately 1,000 acres in Handan City, Hebei Province, China. Most of the Company’s products are sold domestically in China.

The Company has an annual steelmaking capacity of 2.3 million metric tons currently. Annualized production of steelmaking to total capacity utilization rate was approximately 71% and 61% for the three months ended September 30, 2013 and 2012, respectively. Annualized production of steelmaking to total capacity utilization rate was approximately 68% and 52% for the nine months ended September 30, 2013 and 2012, respectively. In addition to steelmaking capacity, the Company currently has an aggregate of 2.6 million metric tons of annual steel rolling production capacity (including steel plate and steel wire/bar production). Annualized production of steel rolling to total capacity utilization rate was approximately 62% and 61% for the three months ended September 30, 2013 and 2012, respectively. Annualized production of steel rolling to total capacity utilization rate was approximately 59% and 52% for the nine months ended September 30, 2013 and 2012, respectively.

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

The prices of steel products and iron ore rebounded in February 2013 but started to decrease continuously after February 2013.  CSPI was 100.57 at the end of September, a decrease of 4.5% compared to 105.31 as of December 31, 2012. The decrease in the prices of steel products has had a negative impact on our results of operations in 2013. The recovery of the Chinese steel market is still uncertain and will largely depend on new economic development policy in China and the recovery of the world economy.

For the three months ended September 30, 2013, 52% of the Company’s total purchase was from Hongrong, and 42% of the total purchase was from two (2) un-related third parties, each of which was 31% and 11%, respectively. For the three months ended September 30, 2012, 59% of the total Company’s purchase was from Hongrong, and 32% of the total purchase was from an unrelated party.

For the nine months ended September 30, 2013, 64% of the Company’s total purchase was from Hongrong, and 27% of the total purchase was from four (4) un-related third parties, each of which accounted for 10%, 7%, 5% and 5%, respectively. For the nine months ended September 30, 2012, 62% of the Company’s total purchase was from Hongrong, and 32% of the total purchase was from an unrelated party.

For the three months ended September 30, 2013, there were four (4) major customers that accounted for approximately 35% of the Company’s total sales, 10%, 10%, 8% and 7%, respectively. For the three months ended September 30, 2012, there were two (2) major customers that accounted for approximately 48% of the Company’s total sales, 25% and 23%, respectively.

For the nine months ended September 30, 2013 and 2012, there were two (2) major customers that accounted for an aggregate of approximately 31% and 42% of the Company’s total sales, respectively. Each of the major customer accounted 16% and 15% of total sales for the nine months ended September 30, 2013, and 22% and 20% of total sales for the nine months ended September 30, 2012, respectively.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Comparison of Revenue for the Three Months Ended September 30, 2013 and 2012

	2013		2012
Products	Revenue	Quantity (Ton)	Revenue	Quantity (Ton)
Steel plates	$105,987,228	223,752	$68,888,563	146,689
Steel wires/bars	78,302,616	166,482	79,207,594	164,331
Steel billets	-	-	17,691,200	35,957
Byproducts	4,304,571	-	3,762,859	-
Products Total	$188,594,415	390,234	$169,550,216	346,977

The Company sold 390,234 metric tons steel products in the three months ended September 30, 2013, an increase of 43,257 metric tons, or 12%, compared to 346,977 metric tons in the same period of 2012. Total revenue from sales in the three months ended September 30, 2013 were $188,594,415, an increase of $19,044,199, or 11% compared to $169,550,216 in the comparable period of 2012. The increase in sales was mainly due to the increase in sales of steel plates, offset by the decrease in sales of steel wires and steel billets. The continuing decrease in unit sales price in the three months ended September 30, 2013 kept its negative impact on the results of operations. The average unit sales price was $472 per ton, a decrease of $6, or 1%, compared to $478 per ton in the comparable period of 2012.

The Company sold 223,752 metric tons of steel plates, an increase of 77,063 metric tons, or 53%, in the three months ended September 30, 2013, compared to 146,689 in the comparable period of 2012. Revenue from steel plates increased $37,098,665, or 54% to $105,987,228 in the three months ended September 30, 2013, compared to $79,207,594 in the same period of 2012. The increase in the sales of steel plates resulted from the increased market demand for steel plates, especially in the month of July, 2013. This demand also drove the steel plate price up. The average unit sales price of steel plates was approximately $474 per ton in the three months ended September 30, 2013, an increase of $4 per ton, or 1%, compared to $470 in the same period of 2012.

The Company sold 166,482 tons of steel wire in the three months ended September 30, 2013, an increase of 2,151 tons, or 1%, compared to 164,331 tons in the comparable period of 2012. However, the average unit sales price of steel wire decreased $12 per ton, or 2% to $470 per ton in the three months ended September 30, 2013 from $482 per ton in the same period of 2012. The decrease in unit sales price offset the increase in sales quantities and caused a slight decrease in revenue generated from steel wires. Revenue from steel wires was $78,302,616 in 2013, a decrease of $904,978, or 1% compared to $79,207,594 in 2012.

Revenue from steel billets was $0 and $17,691,200 in the three months ended September 30, 2013 and 2012, respectively. Steel billets are semi-finished products that can be used to produce steel plates, steel bars and steel wires with further processing, or they can be sold directly in the market. The Company did not sell steel billets in the three months ended September 2013 because of internal needs for production of steel plates and steel wires/bars.

Byproducts and others consist of offcuts of steel plates, steel drop, oxygen gas and others. Byproducts and other sales were $4,304,571 in the three months ended September 30, 2013, an increase of $541,712, or 14%, compared to $3,762,859 in the comparable period of 2012. The Company does not sell byproduct in its regular daily sales activities. The selling of byproducts depends on the market condition as byproducts may be reused as raw materials in our production.

Comparison of Cost of Revenue for the Three Months Ended September 30, 2013 and 2012

Costs of Revenue	2013	2012
Steel plates	$104,150,116	$74,576,323
Steel bars/steel wires	77,085,447	79,810,988
Steel billets	-	17,230,547
Others	681,380	310,106
Total Cost of Revenue	$181,916,943	$171,927,964

Gross Profit Margin	2013	2012
Steel plates	1.73%	-8.26%
Steel bars/steel wires	1.55%	-0.76%
Steel billets	-	2.60%
Total Gross Profit Margin	1.66%	-3.52%

Cost of revenue totaled $181,916,943 in the three months ended September 30, 2013, an increase of $9,988,979, or 6%, compared to $171,927,964 in the comparable period of 2012. The increase in cost of revenue was mainly due to a 12% increase in the sales quantities of steel products in the three months ended September 30, 2013, offset by the decrease in the unit price of raw materials. The average unit price of raw material purchased was $464 per ton in the three months ended September 30, 2013, a decrease of $31, or 6%, compared to $495 per ton in the comparable period of 2012.

The Company does not buy any commodity products to hedge the fluctuation of market price, as is common among small and mid-sized Chinese steel manufactures. The fluctuation of commodity price will have a direct impact on the Company’s operation through the price changes in the local steel market. The Company actively manages the production volume and the type of steel products manufactured to maximize net profit or reduce loss in response to the fluctuations in market conditions.

Comparison of Selling and General and Administrative Expenses for the Three Months Ended September 30, 2013 and 2012

Selling and general and administrative expenses consist of allowance for bad debts, selling expenses, professional service fees and other general and administrative expenses. The aggregate selling and general and administrative expenses were $1,856,540 in the three months ended September 30, 2013, an increase of $1,111,389, or 149%, compared to $745,151 in the comparable period of 2012. Selling and general and administrative expenses – non related parties were $1,598,783 in the three months ended September 30, 2013, an increase of $1,019,419, or 176%, compared to $579,364 in 2012. The increase in selling and general and administrative expenses – non related parties was mainly due to a $478,030 increase in allowance for doubtful accounts receivable and a $570,685 increase in allowance for impairment of advance to vendors. The Company incurred $40,250 of professional service and consulting fees in the three months ended September 30, 2013, a decrease of $22,000, or 36%, compared to $62,250 in the same period of 2012.

The selling and general and administrative expenses – related parties represented service fees charged by YBS Group. YBS Group owns 70% of the equity interest of Hongri. It provides various services to its subsidiaries, including market and industrial information, public relationship, various government agents’ relationship, coordination of recycling of byproducts among the subsidiaries and executive officers’ salaries. YBS Group charged a service fee based on countable expenses and fixed service fee. Commencing in 2010, YBS Group charged Hongri a fixed service fee of 0.1% of Hongri’s annual revenue. Service fees consisted of management salaries, trainings, consultations, common areas charges and other fees. The management believes that 0.1% of revenue is reasonable. The Company estimated that service fee would be similar or marginally higher than the current fees charged by YBS Group if the services were provided by third parties. In addition to the fixed service fee, YBS Group will charge itemized services and expenses to the Company if such service and expenses are incurred. Selling and general and administrative expenses – related parties were $257,757 in the three months ended September 30, 2013, an increase of $91,970, or 56%, compared to $165,787 in the comparable period of 2012. Among the services fees, an itemized expense in connection with the refinancing of loan from Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”) was $73,467 and $0 for the three months ended September 30, 2013 and 2012, respectively. Executive officers’ salaries were stand-alone expenses. Such expenses were $16,326 and $15,911 for the three months ended September 30, 2013 and 2012, respectively.

Comparison of Other Expenses for the Three Months Ended September 30, 2013 and 2012

Other expenses consist of interest expense and interest income. Total net other expenses were $964,748 in the three months ended September 30, 2013, an increase of $339,367, or 55% compared to $625,381 in the comparable period of 2012. Interest expense for bank borrowings was $847,765 in the three months ended September 30, 2013, an increase of $262,782, or 45%, compared to $584,983 in the comparable period of 2012. The increase of interest expense for bank loan borrowings resulted from the increase in bank interest charges for bank notes receivables.

Comparison of Income Tax for the Three Months Ended September 30, 2013 and 2012

The provision for income tax was $1,092,562 and $0 for the three months ended September 30, 2013 and 2012, respectively. The incurred provision for income tax was foreign income tax and paid to the Chinese tax authority. The Company is subject to the PRC’s 25% standard enterprise income tax commencing on 2013. The income tax rate was 12.5% for 2012 due to a foreign investment enterprise exemption.

Comparison of Net Income for the Three Months Ended September 30, 2013 and 2012

Net income was $2,763,622 in the three months ended September 30, 2013. The Company incurred a loss of $3,748,280 in the comparable period of 2012. The increase in net income in the three months ended September 30, 2013 was mainly due to the increase in the sales quantity of steel plates and increased unit sales price of steel plate and a decrease in unit cost.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Comparison of Revenue for the Nine Months Ended September 30, 2013 and 2012

	2013		2012
Products	Revenue	Quantity (Ton)	Revenue	Quantity (Ton)
Steel plates	$299,011,600	616,450	$234,481,468	443,065
Steel wires/bars	247,840,951	518,113	184,161,945	345,902
Steel billets	-	-	64,758,880	121,559
Byproducts	10,831,995	-	8,748,940	-
Products Total	$557,684,546	1,134,563	$492,151,233	910,526

The Company sold 1,134,563 metric tons steel products in the nine months ended September 30, 2013, an increase of 224,037 metric tons, or 25%, compared to 910,526 metric tons in the same period of 2012. Total revenues in the nine months ended September 30, 2013 were $557,684,546, an increase of $65,533,313, or 13%, compared to $492,151,233 in the comparable period of 2012. The increase in sales was mainly due to the increase in sales of steel plates and steel wires. The continuing decrease in unit sales price in the nine months ended September 30, 2013 kept its negative impact on the results of operations. The average unit sales price was $482 per ton, a decrease of $49, or 9%, compared to $531 per ton in the comparable period of 2012.

The Company sold 616,450 tons of steel plates in the nine months ended September 30, 2013, an increase of 173,385 tons, or 39%, compared to 443,065 tons in the comparable period of 2012. Revenue from sale of steel plates was $299,011,600 in the nine months ended September 30, 2013, an increase of $64,530,132, or 28%, compared to $234,481,468 in the comparable period of 2012. The average unit sales price was $485 per ton, a decrease of $44, or 8%, compared to $529 per ton in the comparable period of 2012. The increase in sales of steel plate both in volume and revenue was mainly attributable to the recovery of steel plate market in the third quarter of 2013.

The Company sold 518,113 metric tons of steel wires in the nine months ended September 30, 2013, an increase of 172,211 metric tons, or 50%, compared to 345,902 tons in the comparable period of 2012. Revenue from sale of steel wires was $247,840,951 in the nine months ended September 30, 2013, an increase of $63,679,006, or 35%, compared to $184,161,94551 in the same period of 2012. The increase in the sales of steel wires resulted from the Company’s new 600,000 ton steel wire production line, which commenced production in January 2013. The increase in sales of steel wires was offset by the decrease in the sales price of steel wires. The average unit sales price of steel wires was $478 per ton in the nine months ended September 30, 2013, a decrease of $54 per ton, or 10%, compared to $532 per ton in the same period of 2012.

Revenue from steel billets was $0 and $64,758,880 in the nine months ended September 30, 2013 and 2012, respectively. Steel billets are semi-finished products that can be used to produce steel plates, steel bars and steel wires with further processing, or they can be sold directly in the market. The Company did not sell steel billets in the nine months ended September 2013 because of internal needs for production of steel plates and steel wires.

Byproducts and others consist of offcuts of steel plates, steel drop, oxygen gas and others. Byproducts and other sales were $10,831,995 in the nine months ended September 30, 2013, an increase of $2,083,055, or 24%, compared to $8,748,940 in the comparable period of 2012. The Company does not sell byproduct in its regular daily sales activities. The selling of byproducts depends on the market condition as byproducts may be reused as raw materials in our production.

Comparison of Cost of Revenue for the Nine Months Ended September 30, 2013 and 2012

Costs of Revenue	2013	2012
Steel plates	$296,081,935	$241,787,579
Steel bars/steel wires	244,587,052	178,480,622
Steel billets	-	59,539,101
Others	1,856,813	1,440,696
Total Cost of Revenue	$542,525,800	$481,247,998

Gross Profit Margin	2013	2012
Steel plates	0.98%	-3.12%
Steel bars/steel wires	1.31%	3.08%
Steel billets	-	8.06%
Total Gross Profit Margin	1.13%	0.74%

Cost of revenue totaled $542,525,800 in the nine months ended September 30, 2013, an increase of $61,277,802, or 13%, compared to $481,247,998 in the comparable period of 2012. The increase in cost of revenue was mainly due to a 25% increase in the sales quantities of steel products in the nine months ended September 30, 2013, offset by the decrease in the unit price of raw materials purchased. The average unit price of cost of revenue was $477 per ton in the nine months ended September 30, 2013, a decrease of $50, or 10%, compared to $527 per ton in the comparable period of 2012.

The Company does not buy any commodity products to hedge the fluctuation of market price, as is common among small and mid-sized Chinese steel manufacturers. The fluctuation of commodity price will have a direct impact on the Company’s operation through the price changes in the local steel market. The Company actively manages the production volume and the type of steel products manufactured to maximize net profit or reduce loss in response to the fluctuations in market conditions.

Comparison of Selling and General and Administrative Expenses for the Nine Months Ended September 30, 2013 and 2012

Selling and general and administrative expenses consist of allowance for bad debts, selling expenses, professional service fees and other general and administrative expenses. The aggregate selling and general and administrative expenses were $4,003,002 in the nine months ended September 30, 2013, an increase of $1,013,886, or 34%, compared to $2,989,116, in the comparable period of 2012. Selling and general and administrative expenses – non related parties were $3,230,720 in the nine months ended September 30, 2013, an increase of $1,290,300, or 67%, compared to $1,940,420 in 2012. The increase in selling and general and administrative expenses – non related parties was mainly due to a $1,037,554 increase in allowance for doubtful accounts receivable and a $192,617 increase in allowance for impairment of advance to vendors. The Company incurred $240,107 of professional service and consulting fees in the nine months ended September 30, 2013, a decrease of $245,908, or 51%, compared to $486,015 in the same period of 2012.

The selling and general and administrative expenses – related parties represented service fees charged by YBS Group. YBS Group owns 70% of the equity interest of Hongri. It provides various services to its subsidiaries, including market and industrial information, public relationship, various government agents’ relationship, coordination of recycling of byproducts among the subsidiaries and executive officers’ salaries. YBS Group charged a service fee based on countable expenses and fixed service fee. Commencing in 2010, YBS Group charged Hongri a fixed service fee of 0.1% of Hongri’s annual revenue. Service fees consisted of management salaries, trainings, consultations, common areas charges and other fees. The management believes that 0.1% of revenue is reasonable. The Company estimated that service fee would be similar or marginally higher than the current fees charged by YBS Group if the services were provided by third parties. In addition to the fixed service fee, YBS Group will charge itemized services and expenses to the Company if such service and expenses are incurred. Selling and general and administrative expenses – related parties were $772,282 in the nine months ended September 30, 2013, a decrease of $276,414, or 27%, compared to $1,048,696 in the comparable period of 2012. Among the services fees, an itemized expense in connection with the refinancing of loan from Raiffeisen was $218,903 and $560,254 for the nine months ended September 30, 2013 and 2012, respectively. Executive officers’ salaries were stand-alone expenses. Such expenses were $48,643 and $47,531 for the nine months ended September 30, 2013 and 2012, respectively.

Comparison of Other Expenses for the Nine Months Ended September 30, 2013 and 2012

Other expenses consist of interest expense and interest income. Total net other expenses were $3,739,448 in the nine months ended September 30, 2013, an increase of $16,002, or 1%, compared to $3,723,446 in the comparable period of 2012. Interest expense for bank borrowings was $3,334,508 in the nine months ended September 30, 2013, an increase of $883,440, or 36%, compared to $2,451,068 in the comparable period of 2012. The increase of interest expense for bank loan borrowings resulted from the increase in bank interest charges for bank notes receivables. Interest expense for the related parties was $514,205 in the nine months ended September 30, 2013, a decrease of $950,058, or 65%, compared to $1,464,263 in the same period of 2012. The decrease in interest expense paid to related parties resulted from partial paid off of related party equipment loans in 2012.

Comparison of Income Tax for the Nine Months Ended September 30, 2013 and 2012

The provision for income tax was $2,230,355 and $1,384,392 for the nine months ended September 30, 2013 and 2012, respectively. The incurred provision for income tax was foreign income tax and paid to the Chinese tax authority. The Company is subject to the PRC’s 25% standard enterprise income tax commencing on 2013. The income tax rate was 12.5% for 2012 due to a foreign investment enterprise exemption.

Comparison of Net Income for the Nine Months Ended September 30, 2013 and 2012

Net income was $5,185,941 and $2,806,281 in the nine months ended September 30, 2013 and 2012, respectively, an increase of $2,379,660, or 85%. The increase in net income in the nine months ended September 30, 2013 was due to the increase in the sales of steel plates and increased unit sales price of steel plate during the three months ended September 30, 2013. It was also contributable to the increase in sales of steel wires resulted from our new production line and the improvement of gross profit, which in turn was a direct result of decreasing in unit cost.

Liquidity and Capital Resources

The cash flow generated from our operations can support our daily operations currently. Nevertheless, it may not be enough to support our operations in the future if the deterioration of the steel market continues. The Company has been facing rigorous challenges in 2013, including unfavorable steel industry cycles, unforeseeable recovery of world economy and uncertainty of political environment resulting from change of leadership in China. All those factors may continue to have a negative impact on our operations and cash flows. It is difficult to predict and mitigate these unfavorable trends. Management will continuously monitor these negative factors and determine the production based on the demand of market, cash on hand and available credit facilitates.

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

The Company had previously relied on related parties at its early stage of development. The Company’s internal and immediate sources of liquidity will be loans from YBS Group, Hongri’s parent company and Hongrong Iron and Steel Co. Ltd. (“Hongrong”). YBS Group and Hongrong had previously made loans to the Company for acquisition of equipment. On the other hand, the Company may advance cash surplus, if any, to YBS Group or other related parties when requested and available. Those cash advances will be used as a credit and offset the liabilities due to YBS Group and other related parties. More recently, the Company has funded its operations with cash flow generated from operations and through borrowing from banks generally with a term of one year or less. During 2012 and 2013, the Company has been able to repay or refinance these borrowings. As of the reporting date, there are $22.5 million short term loans outstanding, of which $16.3 million is due by January 2014. To the extent that this outstanding loan is not to be extended as has occurred in 2012 and 2013, management believes its cash from operations will enable the repayment, if necessary, and the funding of operations under the current prices level of steel products. However, if the price of steel products decreased or, the price of raw materials increased, the Company may need further financing from third party and its operation may be negatively impacted.

Relevant PRC statutory laws and regulations restrict certain payments, such as dividends, loans or advances, from the Company’s registered capital. Such restricted capital amounted to approximate $14,799,000 as of September 30, 2013 and December 31, 2012. The Company is also required to allocate a portion of its after-tax profits to the statutory reserve. Annual appropriations to the statutory reserve are required to be at least 10% of the enterprise’s after-tax net income determined under Chinese GAAP. When the surplus reserve account balance is equal to or greater than 50% of the Company’s paid-in capital, no further allocation to the surplus reserve account is required. The Company’s surplus reserve is over 50% of the paid-in capital and does not need more surplus reserve in the future. As of September 30, 2013 and December 2012, the Company’s reserve fund totaled $6,530,869. In addition, our ability to use revenue generated in RMB to fund any future business activities outside of China or to make dividend or other payments in U.S. dollars is limited due to the regulations of PRC’s currency exchange. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB in the future.

The Company currently intends to retain all earnings, if any, for use in its business operations. We have no plan to repurchase our common stock, nor declare any dividends in the near future.

The Company will have obligations to pay expenses in US dollars in connection with its status as a US public company, including audit, legal, contracted CFO and other SEC filing related service fees. These service fees are usually wired to the Company’s US bank account or paid to vendors directly from China to satisfy the Company’s obligations, which is allowed under the current PRC regulations. Other than these service fees, the Company currently has no significant obligations outside the PRC. The Company had cash of $2,380,671 and $1,710,887 as of September 30, 2013 and December 31, 2012, respectively. Most of the Company’s funds are kept in financial institutions in China, which do not provide insurance for deposits.

It has been the intent of the management to accelerate repayments of equipment loans, which were due to the related parties. During 2012, the Company repaid $42,037,885 equipment loans to YBS Group by offsetting its advances to related parties. The Company repaid $16,545,106 equipment loans to Hongrong by offsetting its advances to related parties in 2012. The remaining equipment loan balance to YBS group is $4,044,403 as of September 30, 2013.

It is common practice in China that a vendor or supplier requires an advance payment before the shipment of merchandise. The Company’s advances to the related parties enable these related parties to pay partial amounts in advance to their vendors or suppliers. The Company prefers Hongrong as its primary molten iron supplier. It will reduce the transportation cost and steel making cost because Hongrong is located nearby Hongri with a capacity to supply all molten iron needs for the production of Hongri. However, the Company may purchase part of its irons supplies from third parties in addition to purchase from Hongrong due to various business or production reasons. The balance of advances to Hongrong was $119,415,700 and $183,633,559 as of September 30, 2013 and December 31, 2012, respectively. The amount advanced to Hongrong approximated to 10 weeks and 18 weeks purchase of molten iron used in production, respectively, as of September 30, 2013 and December 31, 2012. The decrease in advance to Hongrong was primarily because that Hongri used more molten iron supplied by Hongrong in 2013. However, in the event that Hongrong’s new blast furnace does not operate normally, or the demand of Hongri’s steel products is lower, or there are further price reductions on raw materials already purchased, the assets advanced to Hongrong could be impaired and/or the gross profit margin may be negatively impacted.

For the three months ended September 30, 2013, the Company purchased $82,524,249 (225,271 metric tons) molten iron and steel iron and $10,855,531 gas, electricity and other materials from Hongrong. For the nine months ended September 30, 2013, the Company purchased $310,115,464 (837,858 metric tons) molten iron and steel iron and $28,910,114 gas, electricity and other materials from Hongrong. For the three months ended September 30, 2012, the Company purchased $95,602,827 (246,092 metric tons) molten iron and steel iron and $1,708,558 gas, electricity and other materials from Hongrong. For the nine months ended September 30, 2012, the Company purchased $269,643,744 (649,844 metric tons) molten iron and steel iron and $14,586,473 gas, electricity and other materials from Hongrong. The Company purchased $647,236 and $1,712,159 electricity from Wu'an Baoye Coke Industrial Co. Ltd. (“Baoye”) for the three and the nine months ended September 30, 2013, respectively.

The Company’s sales volume increased 25% and revenue increased 13% in the nine months ended September 30, 2013, compared to same period of 2012. As a results, accounts receivable, inventories and advances to suppliers, increased accordingly.

The Company’s accounts receivable were $13,677,181 as of September 30, 2013, an increase of $4,037,785, or 42% compared $9,639,396 as of December 31, 2012. The increase in accounts receivable resulted from 13% increase in sales in the nine months ended September 30, 2013 and increased customer bases. As of September 30, 2013, there were 37 un-related customers included in accounts receivable, an increase of 7, or 24%, compared to 30 un-related customers included in accounts receivable at December 31, 2012. One of the new customer’s accounts receivable balance was approximately $4,345,000 as of September 30, 2013.

The Company’s advances to suppliers were $15,308,589 as of September 30, 2013, and increase of $12,935,896, or 546%, compared to $2,372,693 at December 31, 2012. The increase in advances to suppliers resulted from increase in advance to a major molten iron supplier. The advance to this supplier was approximately $15,427,000 at September 30, 2013.

The Company’s accounts payable were $55,941,601 as of September 30, 2013, a decrease of $36,286,560, or 40% compared $92,228,161 as of December 31, 2012. The decrease in accounts payable resulted from decrease in accounts payable balance to one major steel pig iron supplier of the Company and offset by increased accounts payable to a new steel pig iron supplier. The net change was approximately $40,601,680. The Company will pay these payables from cash generated from its operation. If the deterioration of steel market continues and the sales prices further decrease, the Company’s ability to pay these payables from its operation would be very limited. The Company may look for a debt or equity financing, if needed, after taking into consideration the impact of the advances to related parties, the advances from customers and current debt requirements.

Advance from customers was $87,399,776 as of September 30, 2013, an increase of $10,124,449, or 14% compared to $77,275,327 as of December 31, 2012. During the nine months ended September 30, 2013, one new customer made $12,255,000 deposits into the Company’s account offset by various adjustments of customers’ deposits. The sales prices of steel products are fluctuated daily. Timing of buying and selling is one of the keys for profit. In order to ensure availability of the Company’s products in the event that the prices of steel products go up, the customers will deposit certain amounts of money in the Company’s account. Advances from customers are short term in nature and are interest free. If the deterioration of steel market continues and the sales prices are further decreased, some of the customers may recall their deposits. If it happens, it will have a negative impact on the Company’s cash flows and the Company may look for debt or equity financing if needed, after taking into consideration the impact of the advances to related parties, accounts payable and current debt requirements.

Net cash provided by operating activities was $40,610,980 for the nine months ended September, 2013, a decrease of $650,907, or 2%, compared to $41,261,887 for the comparable period of 2012. The decrease was due to the decrease in adjustment of change in working capital components offset by the increase in net income of $2,379,660.  The changes in working capital components primarily contributing to the decrease in cash flow provided in operating activities were: (i) a decrease in advance to related parties ($62,308,461 decrease in 2013 and $140,477,692 increase in 2012), offset by: (ii) a decrease in accounts payable ($37,656,845 decrease in 2013 and $73,122,036 increase in 2012), (iii) a decrease in advances from customers ($8,666,291 increase in 2013 and $72,227,077 increase in 2012), (iv) an increase in accounts receivable ($4,648,850 increase in 2013 and $14,929,348 decrease in 2012), (v) an increase in inventory ($6,344,797 increase in 2013 and $6,325,459 decrease in 2012).

Net cash used in investing activities was $21,780,372 and $11,493,538, respectively, in the nine months ended September 30, 2013 and 2012, an increase of $10,286,834, or 90%. Those expenditures were primarily related to the construction of steel wire production lines and replacement, or modification of current production line equipment.

Net cash used in financing activities was $17,566,943 in the nine months ended September 30, 2013 as compared to $30,376,270 in the same period in 2012, an increase of $12,809,327 or 42%.  In the nine months ended September 30, 2013, the Company repaid an aggregate of $32,430,000 and renewed and borrowed an aggregate of $32,430,000 from Raiffeisen  pursuant to a revolving loan agreement (the “Raiffeisen Loan Agreement”) with Raiffeisen  signed on June 28, 2011 and amended on July 23, 2012 and September 18, 2012 subsequently. The Amended Agreement II (as defined herein below) provides for a revolving credit facility in an aggregate principal amount of $16,340,000 (RMB 100,000,000) which shall be used as working capital only and could not exceed 180 days. The Company repaid total of $6,161,700 (RMB 38,000,000) short-term borrowings and borrowed same amount from Credit Union in the nine months ended September 30, 2013. The Company acquired a letter of credit loan from the Industrial and Commercial Bank of China (“ICBC”) in the amount of $1,556,640 and repaid $5,480,670 in the nine months ended September 30, 2013. The Company repaid $31,834,215 to customer financing and received $19,117,800 customer financing in the nine months ended September 30, 2013. The Company paid $491,643 to related parties for obligation under capital lease in the nine months ended September 30, 2013. The Company repaid a $648,600 short term loan received from a related party during nine months ended September 30, 2013.

Net cash used in financing activities was 30,376,270 in the nine months ended September 30, 2012. During the nine months ended September 30, 2012, the Company repaid total of $72,666,200 and renewed and borrowed total of $60,028,600 from Raiffeisen  pursuant to a revolving loan agreement (the “Amendment Agreement II”) with Raiffeisen. The Company repaid total of $10,426,020 and renewed and borrowed total of $7,424,590 from credit Union. During nine months ended September 30, 2012, the Company repaid equipment loans of $16,487,701 to Hongrong. The Company received $2,663,374 short term loan from related parties and repaid $3,611,194 to related parties. The Company received $1,895,640 deposit returned by bank as collateral for bank notes payable. The Company paid $445,322 to related parties for obligation under capital lease in 2012.

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

Bank Loans Payable

Bank loans at September 30, 2013 and December 31, 2012 consisted of the following:

		2013	2012
To Credit Union
Interest at 11.40%, payable September 24, 2013	(a)	$-	$3,049,690
Interest at 11.40%, payable September 2, 2014	(a)	3,104,600
Interest at 7.28%, payable April 7, 2013	(b)	-	3,049,690
Interest at 7.28%, payable October 10, 2013	(b)	3,104,600	-
To Raiffeisen Bank International AG Beijing Branch
Interest at 7.31%, due varied from January to February 2013	(c)	-	16,051,000
Interest at 7.31%, due varied from December 2013 to January 2014	(c)	16,340,000	-
To ICBC
Interest at 0%, payable May 16, 2013	(d)	-	3,884,342
Interest at 6.44%, payable August 14, 2013	(e)	-	-
Total Short Term Bank Loans		$22,549,200	$26,034,722

(a) The Company borrowed $3,049,690 (RMB 19,000,000 translated at December 31, 2012 exchange rate) loan on September 25, 2012 from the Credit Union. The loan was a “working capital” loan that bore interest at 11.40% per annum and due on September 24, 2013. The loan was repaid on September 3, 2013. Immediately after the repayment, the Company borrowed $3,104,000 (RMB 19,000,000 translated at September 30, 2013 exchange rate) from the Credit Union. The new loan bears interest at 11.40% per annum and due on September 2, 2014. The loan borrowed from the Credit Union is secured by the equipment of Hongrong, a related party.

(b) On October 8, 2012 the Company received a $3,049,690 (RMB 19,000,000 translated at December 31, 2012 exchange rate) short-term borrowing from Credit Union. The loan was a “working capital” loan that bore interest at 7.28% per annum and was due by April 7, 2013. On April 7, 2013, the Company repaid RMB 19,000,000 short-term borrowing and borrowed same amount from Credit Union. The new borrowing of $3,104,600 (RMB 19,000,000 translated at September 30, 2013 exchange rate) bore interest at 7.28% per annum and due by October 10, 2013. On October 8, 2013, the Company repaid RMB 19,000,000 short-term borrowing and borrowed same amount from Credit Union on October 10, 2013, which is due by April 10, 2014. The borrowing from the Credit Union is secured by the equipment of Hongrong, a related party.

(c) On September 18, 2012, Hongri entered into a second amendment agreement (the “Amendment Agreement II”) with Raiffeisen Bank International AG Beijing Branch (“Raiffeisen”). The Amendment Agreement II provides for a revolving credit facility in an aggregate principal amount of $16,051,000 (RMB 100,000,000 translated at December 31, 2012 exchange rate). The borrowing from Raiffeisen is for working capital only. Each borrowing could not exceed 180 days or days Raiffeisen agreed during the Amendment Agreement period. The Amendment Agreement II is to be terminated on January 31, 2014.

From the end of January and the beginning of February 2013, the Company repaid the loans borrowed from Raiffeisen in 2012 and re-borrowed same amount (RMB 100,000,000) immediately after repayment. The borrowing was due varied from July to August 2013. Current loan balances of $16,340,000 (RMB 100,000,000 translated at September 30, 2013 exchange rate) were renewed from July to August 2013 and are due varied from December 2013 and January 2014.

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

The borrowings are secured substantially by the following: all machinery and equipment of Hongri acquired before 2012. The net value of these machinery and equipment is approximately $159 million as of December 31, 2012, a security deposit of $1,634,000 (RMB 10,000,000) into the Raiffeisen as a collateral; corporate guaranty from YBS group, a majority shareholder of Hongri; and personal guaranty from Mr. Beifang Liu, Chairman of YBS group and Mr. Shenghong Liu, Chairman and Chief Executive Officer of the Company.

(d) On December 4, 2012, the Company borrowed a $3,884,342 (RMB 24,200,000 translated at December 31, 2012 exchange rate) short-term collateral loan from Industrial and Commercial Bank of China (“ICBC”). The loan was collaterated by a letter of credit in the same amount held by the Company, which was recorded as other assets in the balance sheet. The collateral loan was interest free and repaid by May 15, 2013.

(e) On February 26, 2013, the Company borrowed a $1,564,224 (RMB 9,600,000 translated at June 30, 2013 exchange rate) short-term loan from Industrial and Commercial Bank of China (“ICBC”). The loan was collaterated by a letter of credit in the same amount held by the Company, which was recorded as other assets in the balance sheet. The loan bore interest at 6.44% per annum and due by August 15, 2013. The Company paid in full.

Short Term Loan Payable – Related Party

On June 28, 2012, the Company borrowed $163,400 (RMB 1,000,000) from Mr. Beifang Liu, director of the Company, and $653,600 (RMB 4,000,000) from Mr. Maisheng Liu, brother of the CEO of the Company. These payables are interest free and due on demand. The Company repaid $653,600 (RMB 4,000,000) loan from Mr. Maisheng Liu during the third quarter of 2013.

The weighted average short term loan balance consisting of financial institution loans and Binchang Liu, Beifang Liu and Maisheng Liu loans was $19,039,874 and $24,051,181 for the nine months ended September 30, 2013 and 2012, , respectively. The weighted average interest rate for short term loan was 7.42% and 8.77% for the nine months ended September 30, 2013 and 2012, respectively.

Credit Guarantee to Customers and Customer Financing

The Company is sometimes requested to provide a short term credit guarantee to vendors or customers for them to get bank loans or bank notes during the routine of business. As of September 30, 2013, the Company’s credit guarantee to vendors or customers totaled to $33,006,800 (RMB 202,000,000 translated at September 30, 2013 exchange rate). Among the amount of credit guarantee, $9,804,000 (RMB 60,000,000 translated at September 30, 2013 exchange rate) was to a related party, who supplies coke and electricity to the Company.

The customers who received bank loans guaranteed by the Company will advance cash receipt from the bank to the Company as a prepayment for the goods. The Company will record such prepayment as “customer financing” until advanced customer prepayment be returned to the customers or Company’s products be delivered to the customers. As of September 30, 2013 and December 31, 2012, the customer financing was $19,117,800 and $31,620,470, respectively.

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

Off-Balance Sheet Arrangements

The Company is sometimes requested to provide a short term credit guarantee to vendors or customers for them to get bank loans or bank notes during the routine of business. As of September 30, 2013, the Company’s credit guarantee to vendors or customers totaled to $33,006,800 (RMB 202,000,000 translated at September 30, 2013 exchange rate). Among the amount of credit guarantee, $9,804,000 (RMB 60,000,000 translated at September 30, 2013 exchange rate) was to a related party, who supplies coke and electricity to the Company.

The customers who received bank loans guaranteed by the Company will advance cash receipt from the bank to the Company as a prepayment for the goods. The Company will record such prepayment as “customer financing” until advanced customer prepayment be returned to the customers or Company’s products be delivered to the customers. As of September 30, 2013 and December 31, 2012, the customer financing was $19,117,800 and $31,620,470, respectively.

Contractual Obligations

At September 30, 2013, our significant contractual obligations were as follows:

	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Equipment loan	$2,936,862	$1,107,541	$-	$-	$4,044,403
Capital Leases	698,029	1,558,454	1,223,344	2,456,833	5,936,660
Interest on Capital Leases	451,219	740,043	495,135	2,232,029	3,918,426
Interest on Equipment loan	50,555	55,377	-	-	105,932
Bank loans	27,941,400	-	-	-	27,941,400
	$32,078,065	$3,461,415	$1,718,479	$4,688,862	$41,946,821

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

Changes in Internal Control over Financial Reporting

During the period ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this quarterly report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Information about risk factors for the three months ended September 30, 2013, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2012 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation S-K:

Exhibit Index

3.1	Articles of Incorporation filed with the Secretary of State of the State of Maryland on January 27, 2010 (1)

3.2	Bylaws of the Company (3)

10.1	Financial Advisory Agreement, dated 8, 2008, entered into between the Company and Friedland Capital Inc. (2)

10.2	Entrusted Management Agreement, by and among Fakei, YBS Group, Hongri Metallurgy and Nuosen (1)

10.3	Exclusive Option Agreement, by and among Nuosen, Fakei, YBS Group and Hongri Metallurgy (2)

10.4	Covenant Letter (2)

10.5	Call Option Agreement (2)

10.6	Molten Iron Purchase Contract (1)

21.1	List of subsidiaries (1)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

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

CHINA INDUSTRIAL STEEL INC.

Dated: November 14, 2013	By:	/s/Liu Shenghong
Liu Shenghong
Chief Executive Officer and Chairman
(Chief Executive Officer)

Dated: November 14, 2013	By:	/s/Xiaolong Zhou
Xiaolong Zhou
Chief Financial Officer
(Principal Accounting and Financial Officer)